Form 10QSB
period 1996-09-30
COFFEE PEOPLE INC
filed 1996-11-14
CIK 925908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ----------------------------------------------

                                   Form 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996


              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition Period From _____ to _____

                       Commission File Number 0-21397
                                              -------

          ---------------------------------------------------

                               Coffee People, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Oregon                                           93-1073218
-------------------------------                         --------------------
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                           Identification No.)

                   3259 NW 29th Avenue, Portland, Oregon 97210
                                 (503) 223-7714

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [  ]                          No [ x ]

As of September 30, 1996, there were 3,228,020 shares of the registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                              COFFEE PEOPLE, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION

  No.                                                                     Page
------                                                                    ----

Item 1.   Financial Statements                                               4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                  14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               COFFEE PEOPLE, INC.

                                 BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                              September 30,        December 31,
                                                  1996                 1995
                                              -------------        ------------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                     $  13,207            $     260
  Accounts receivable                                  21                    9
  Inventories                                         198                  264
  Prepaid expenses                                    107                  112
  Deferred tax assets                                  14                   13
  Other current assets                                 30                    -
                                                ---------            ---------
    Total current assets                           13,577                  658

Property and equipment, net                         2,650                2,155
Other assets                                           61                   23
                                                ---------            ---------
    Total assets                                $  16,288            $   2,836
                                                =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt
    and capital lease obligations               $     131            $     147
  Line of credit                                        -                  175
  Accounts payable                                    544                  775
  Accrued liabilities                                 319                  196
  Income taxes payable                                 53                   55
                                                ---------            ---------
    Total current liabilities                       1,047                1,348


Deferred tax liability                                 66                   66

Long-term debt and capital lease
  obligations                                         475                  567

Stockholders' equity:
  Preferred stock, no par value; authorized
    10,000,000 shares, none issued or outstanding       -                    -
  Common stock, no par value; authorized,
    $50,000,000 shares; issued, 3,228,020, and
    1,936,233 shares; outstanding, 3,228,020
    and 1,405,044 shares                           14,608                1,476
  Stock subscription notes receivable                (275)                (341)
  Retained earnings                                   367                  187
  Treasury stock                                        -                 (467)
                                                ---------            ---------
    Total stockholders' equity                     14,700                  855
                                                ---------            ---------
Total liabilities and stockholders' equity      $  16,288            $   2,836
                                                =========            =========


                See accompanying notes to financial statements.

                              COFFEE PEOPLE, INC.

                              STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                              Three Months Ended          Nine Months Ended
                           ------------------------    ------------------------
                             Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                               1996         1995           1996        1995
                           -----------   ----------    ----------   -----------
                           (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Revenues:
  Retail sales               $  3,107    $   2,984      $   8,885   $   8,131
  Wholesale and other              41           50            142         148
                             --------    ---------      ---------   ---------
    Total revenues              3,148        3,034          9,027       8,279

Cost of sales and related
  occupancy expenses            1,542        1,465          4,324       3,996

Store operating expenses          976          939          2,745       2,556

Other operating expenses            5           16             44          46

Depreciation and amortization     132          104            364         271

General and administrative
  expenses                        443          387          1,323       1,106
                             --------    ---------      ---------   ---------
    Income from operations         50          123            227         304

Other income                       49            8            132          28

Interest expense                  (22)         (36)           (65)        (95)
                             --------    ---------      ---------   ---------
    Income before provision
      for income taxes             77           95            294         237

Provision for income taxes        (30)         (32)          (113)        (82)
                             --------    ---------      ---------   ---------
Net income                   $     47    $      63      $     181   $     155
                             ========    =========      =========   =========

Earnings per share           $   0.02    $    0.04      $    0.09   $    0.10
                             ========    =========      =========   =========

Shares used in computing
  earnings per share        2,134,929    1,507,687      2,066,253   1,498,541


                See accompanying notes to financial statements.

                              COFFEE PEOPLE, INC.

                            STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                         Nine Months Ended
                                                 ------------------------------
                                                    Sept. 30,      Sept. 30,
                                                      1996           1995
                                                 --------------  --------------
                                                  (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net income                                        $     181      $    155
  Adjustments to reconcile net income
    to net cash provided by operating
    activities -
      Depreciation and amortization                       364           271
      Deferred provision for income taxes                   -            (1)
      Interest income on stock subscription notes         (18)          (18)
      Changes in operating assets and liabilities:
          (Increase) in accounts receivable               (12)           (3)
          Decrease (increase) in inventories               66           (71)
          Decrease in prepaid expenses                      5            25
          (Increase) decrease in other current assets     (30)            3
          (Decrease) in accounts payable                 (231)         (159)
          Increase in accrued liabilities                 121            20
          (Decrease) increase in income taxes payable      (2)           59
          (Decrease) in other current liabilities           -           (22)
                                                   ----------      --------
     Net cash provided by operating activities            444           259

Cash flows from investing activities:
  Purchase of property and equipment                     (859)         (885)
  (Increase) decrease in other assets                     (38)           74
                                                   ----------      --------
     Net cash used in investing activities               (897)         (811)

Cash flows from financing activities:
  Proceeds from long-term debt and capital
    lease obligations                                       -           748
  Repayment of debt and capital lease obligations        (271)         (186)
  Repayment of related party debt                         (12)         (226)
  Issuance of common stock, net                        13,599             1
  Proceeds from payment on stock subscription note         84             -
  Dividends                                                 -           (56)
                                                   ----------      --------
    Net cash provided by financing activities          13,400           281
                                                   ----------      --------

Increase (decrease) in cash                            12,947          (271)

Cash, beginning of the period                             260           472
                                                   ----------      --------

Cash, end of the period                            $   13,207      $    201
                                                   ==========      ========


                See accompanying notes to financial statements.

                               COFFEE PEOPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS

     For the Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)


NOTE 1.    FINANCIAL STATEMENT PRESENTATION:

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, the accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission, effective September 25, 1996.

NOTE 2.   PERFORMANCE WARRANTS:

In connection with the Private Placement, the Company issued warrants to certain investors entitling the holders thereof to purchase an aggregate of 131,250 shares of Common Stock at $0.0067 per share (the "Performance Warrants"). The Performance Warrants have been cancelled pursuant to the Company's initial public offering effective September 25, 1996 and are therefore not considered Common Stock equivalents for the purposes of calculating earnings per share at September 30, 1996 and 1995.

NOTE 3.   STOCK SUBSCRIPTION NOTES RECEIVABLE:

In connection with the Company's initial public offering effective September 25, 1996, a key employee sold 25,000 shares of Common Stock. A portion of the proceeds were applied to pay all accrued interest and the principal balance of the portion of a stock subscription note attributable to the shares sold in the offering.

NOTE 4.   INITIAL PUBLIC OFFERING:

Effective September 25, 1996, the Company completed an initial public offering in which it sold 1,225,000 shares of Common Stock at a price of $9.00 per share. The Company's proceeds from the initial public offering included in the financial statements are net of offering costs.

NOTE 5.   FACILITIES:

One of the Company's stores is operated at a location for which there is currently no term lease in effect. The lessor at such location, therefore, could at any time demand that the Company vacate the premises on 30 days prior written notice. The Company is negotiating with the lessor for a long-term lease. There can be no assurance, however, that a lease for such location will be obtainable on commerically reasonable terms, or at all. Another of the Company's stores is operated pursuant to a lease which expires on December 31, 1996. There can be no assurance that the Company will be able to renew its lease for such location. The loss of either of such locations would have a material adverse effect on the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of the federal securities laws and involves a number of risks and uncertainties. Actual future results and trends may differ materially from the statements contained in this discussion depending on a variety of factors. Such factors include, but are not liminted to, the price and availability of green coffee and other raw materials, successful execution of the Company's expansion plans, the ability of the Company to manage growth, the impact of competition, acceptance of the Company's products and image outside of Oregon and other risks detailed in the Company's Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission.

OVERVIEW
--------

Coffee People sells coffee beverages, coffee beans, cookies, pastries, ice cream, shakes, and coffee related merchandise. The first Coffee People store opened in 1983. As of September 30, 1996, the Company operated 19 stores.

In January 1996, the Company raised net proceeds of $3,725,000 in a private placement of Common Stock. In September 1996, the Company completed a public offering in which it raised approximately $10 million in net proceeds from the sale of 1,225,000 shares of Common Stock. Coffee People intends to use the net proceeds from the public offering and the private placement to open at least 30 new stores in two or more new markets by the end of 1997.

The Company opened two new stores in 1995 as it concentrated on raising capital and prepared for its national expansion. The Company has devoted 1996 to building its management team, developing its infrastructure, developing its new retail store prototype, selecting new markets and identifying sites within those markets. Because of the small number of new stores opened in 1995 and because of the relatively long lead time to develop new stores, the Company has not realized significant sales increases in 1996.

New stores typically incur higher than normal operating costs and lower than normal revenues during the first few months of store operation. For purposes of planning, the Company projects a store to break even at the store level by the third month of operation and to make a profit after the allocation of general and administrative expenses by the sixth month of operation. There can be no assurance, however, that the Company will be able to achieve these results.

Store opening costs, including employee recruiting and training and new store marketing and promotion expenses, are expensed by the Company as incurred. The concentration of these costs in periods when a large number of new stores are being opened will significantly affect the Company's operating results for such periods.

As new markets are developed and as new stores mature, the Company expects average store sales in maturing markets to increase. However, as the Company strives to build overall market share, annual average store sales and year over year comparable store sales comparisons may decline as new stores are built in relatively close proximity to existing stores.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues. Total revenues increased 3.8% to $3,148,000 for the three months ended September 30, 1996 from $3,034,000 for the same period in 1995. Retail sales increased 4.1% to $3,107,000 for the 1996 period from $2,984,000 for the 1995 period.

Comparable store sales for the 18 stores open for the full third quarter ended September 30, 1996 and 1995 decreased 1.8% due primarily to a 21.8% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment and by a 19.0% decline in another store located in close proximity to one of the Company's top producing stores. The lease on the latter store will expire in the spring of 1997 and is not expected to be renewed.

Incremental sales from the store that opened after September 30, 1995 offset the decline in comparable store sales and accounts for the overall increase in retail sales for the three months ended September 30, 1996.

Wholesale and other sales decreased 18.0% to $41,000 for the three months ended September 30, 1996 from $50,000 for the same period in 1995. This decrease was expected due to the Company's decision to turn over the servicing of the Company's wholesale business to an outside firm. In the future, the Company will receive a fee based upon the wholesale sales generated by the outside firm.

Costs and expenses. Cost of sales and related occupancy expenses as a percentage of total revenues increased to 49.0% for the three months ended September 30, 1996 from 48.3% for the same period in 1995. The increase is due primarily to higher prices for milk, chocolate and pastry. In response to these higher costs, the Company in September raised prices on certain products which resulted in an overall price increase of approximately 4.0%. There can be no assurance, however, that revenues will increase by this amount, or at all.

Store operating expenses as a percentage of retail sales remained relatively stable at 31.4% for the three months ended September 30, 1996 as compared to 31.5% for the same period in 1995.

Depreciation and amortization as a percentage of total revenues increased to 4.2% for the three months ended September 30, 1996 from 3.4% for the same period in 1995, due primarily to the impact of higher build-out costs for the stores opened in 1994 and 1995. These stores carry higher depreciation expense as a percentage of total revenues than stores opened prior to 1994.

General and administrative expenses increased to $443,000 for the three months ended September 30, 1996 from $387,000 for the same period in 1995 due primarily to the addition of key management personnel and other costs necessary to support the Company's growth plans. As a percentage of total revenues, general and administrative expenses increased to 14.1% in the 1996 period from 12.8% in the 1995 period.

Average store sales and contribution margin. For the three months ended September 30, 1996, the Company's 12 neighborhood and drive-through stores open for the full period achieved average store sales of $186,000 and an average store contribution margin of 18.7% compared to $188,000 and 19.5% in the same period of 1995. The five airport stores and one kiosk store open for the full period achieved average store sales of $116,000 and an average store contribution margin of 12.1% compared to $122,000 and 12.2% for the same period in 1995. The difference between contribution margins realized on the Company's neighborhood stores compared to its airport stores is primarily a result of the percentage rent paid at Portland International Airport on sales generated at the airport stores.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues. Total revenues increased 9.0% to $9,027,000 for the nine months ended September 30, 1996 from $8,279,000 for the same period in 1995. Retail sales increased 9.3% to $8,885,000 for the 1996 period from $8,131,000 for the 1995 period.

Comparable store sales for the 17 stores open for the full nine months ended September 30, 1996 and 1995 increased 0.9% primarily due to higher transaction volumes at two of the newly opened stores which were building sales during the 1995 period. Comparable store sales during the 1996 period were adversely affected by a 21.0% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment and by a 17.3% decline in a store located in close proximity to one of the Company's top producing stores. The lease on the latter store will expire in the spring of 1997 and is not expected to be renewed. The increase in comparable store sales represents 9.5% of the overall increase in sales. Incremental sales from the store opened during the nine months ended September 30, 1995 contributed 31.8% of the increase in retail sales and incremental sales from the store opened after September 30, 1995 contributed 58.4% of the increase.

Wholesale and other sales decreased 4.1% to $142,000 for the nine months ended September 30, 1996 from $148,000 for the same period in 1995. The decrease was expected due to the Company's decision to turn over the servicing of the Company's wholesale business to an outside firm. For the future, the Company will receive a fee based upon the wholesale sales generated by the outside firm.

Costs and expenses. Cost of sales and related occupancy expenses as a percentage of total revenues decreased to 47.9% for the nine months ended September 30, 1996 from 48.3% for the same period in 1995. The decrease is due primarily to lower green coffee prices.

Store operating expenses as a percentage of retail sales remained relatively stable at 30.9% for the nine months ended September 30, 1996 as compared to 31.4% for the same period in 1995.

Depreciation and amortization as a percentage of total revenues increased to 4.0% for the period ended September 30, 1996 from 3.3% for the same period in 1995, due primarily to the impact of higher build-out costs for the stores opened in 1994 and 1995. These stores carry higher depreciation expense as a percentage of total revenues than stores opened prior to 1994.

General and administrative expenses increased to $1,323,000 for the nine months ended September 30, 1996 from $1,106,000 for the same period in 1995 due primarily to the addition of key management personnel, including the Company's President and Chief Operating Officer, and other costs necessary to support the Company's growth plans. As a percentage of total revenues, general and administrative expenses increased to 14.7% in the 1996 period from 13.4% in the 1995 period.

Average store sales and store contribution margin. For the nine months ended September 30, 1996, the Company's neighborhood and drive-through stores open for the full period achieved average store sales of $547,000 and an average store contribution margin of 19.8% compared to $552,000 and 19.4% in the same period in 1995. The five airport stores and one kiosk store open for the full period achieved average store sales of $314,000 and an average store contribution margin of 10.8% compared to $316,000 and 14.4% for the same period in 1995. The difference between the contribution margins realized on the Company's neighborhood stores compared to its airport stores is primarily a result of the percentage rent paid at Portland International Airport on sales generated at the airport stores. The decline in store contribution margins at the Company's airport stores is due primarily to higher labor costs and depreciation expenses incurred at these airport stores.

Other income. Other income as a percentage of total revenues increased to 1.5% for the nine months ended September 30, 1996 from 0.3% for the same period in 1995 due to interest earned on the proceeds from the Company's private placement completed in January 1996.

Interest Expense. Interest expense as a percentage of total revenues decreased to 0.7% for the nine months ended September 30, 1996 from 1.1% for the same period in 1995, primarily as a result of utilizing portions of the proceeds from the Company's private placement to reduce interest-bearing obligations.

LIQUIDITY AND CAPITAL RESOURCES

The Company plans to open at least 30 new retail stores by the end of 1997 and to continue further expansion thereafter. The Company currently estimates that the average cost of constructing a new neighborhood coffee house based on its new prototype design, including site selection costs, lease negotiation, store design, permitting, architectural fees, construction supervision, leasehold improvements and equipment, will be approximately $325,000. There can be no assurance that costs of constructing new stores will not exceed such estimate.

As of September 30, 1996 the Company had $13,207,000 in cash and equivalents. Working capital as of September 30, 1996, totaled $12,530,000, as compared to a working capital deficiency of $690,000 at December 31, 1995.

For the nine months ended September 30, 1996, and for 1995, cash provided by operating activities was $444,000 and $259,000, respectively.

Historically, the Company has financed its growth primarily through the sale of equity securities, the issuance of notes payable and the periodic use of bank debt. For the nine months ended September 30, 1996 the Company had net cash provided by financing activities of $13,400,000, primarily as a result of the recent initial public offering which resulted in approximately $10,183,000 in net proceeds before offering costs and $3,725,000 in net proceeds received from a private placement of Common Stock completed in January 1996.

For the nine months ended September 30, 1996 and 1995, net cash used in investing activities was $897,000 and $811,000 respectively. The primary use of net cash used in investing activities is capital expenditures for new retail stores. The Company currently estimates that capital expenditures through the end of 1997 will be approximately $10.0 million, substantially all of which will be used to develop new stores.

The Company believes that anticipated cash flow from operations and existing cash will be sufficient to meet the Company's anticipated capital requirements for planned expansion for at least the next 12 months.

COFFEE PRICES AND OTHER EXPENSES AND RISKS

The Company believes that it has adequate sources of supply of high-quality specialty coffee to meet its expansion needs for the foreseeable future. However, coffee prices can be volatile. Supply and price can be affected by many factors, such as weather, politics and economic conditions in the producing countries. The Company's ability to raise prices in response to rising coffee prices may be limited by competitive pressures if other major specialty coffee retailers do not raise prices. The Company's inability to pass through higher coffee prices in the form of higher retail prices for beans and beverages could have a material adverse effect on the Company. Alternatively, if coffee prices remain too low, there could be adverse impacts on the level of supply and quality of coffee available from producing countries, which could have a material adverse effect on the Company.

On November 5, 1996, Oregon voters passed a ballot initiative which will raise the state minimum wage over a three-year period from $4.75 per hour to $6.50 per hour. The Company currently pays all employees, other than newly hired employees participating in a 20-hour training program, above the minimum wage that will be in effect in 1997. Accordingly, the Company does not expect the new minimum wage to have a material adverse effect in 1997. It is uncertain what impact, if any, the minimum wage increase will have on the Company's operating results beyond 1997; any impact is expected to be mitigated, however, by the Company's planned expansion outside of Oregon.

In addition, the Comapny believes that in the future its results of operations and earnings could be significantly affected by other factors, such as the Company's ability to find optimal store locations at favorable lease rates, increased competition within the specialty coffee industry, the Company's continued ability to hire, train and retain qualified personnel and the Company's continued ability to obtain adequate capital to finance its planned expansion.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11   Statement Regarding Computation of Per Share Earnings

          27   Financial Data Schedule

     (b)  Report on Form 8-K

          No   current  Reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Coffee People, Inc.



                                        /s/ Kenneth B. Ross
                                        -----------------------
                                        Kenneth B. Ross
                                        Chief Financial Officer

                                        Signing on behalf of the registrant and
                                        as principal financial officer