Form 10KSB40
period 1996-12-31
COFFEE PEOPLE INC
filed 1997-04-01
CIK 925908

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended:  December 31, 1996

                                       or

[   ]   TRANSITION  REPORT  PURSUANT TO SECTION  13 OR  15(D) OF THE  SECURITIES
        EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                        Commission file Number:   0-21397

                               COFFEE PEOPLE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Oregon                                             93-1073218
-------------------------------------------------------------------------------
    (State of incorporation)                                (I.R.S. Employer
                                                            Identification No.)
                         15100 SW Koll Parkway, Suite J
                             Beaverton, Oregon 97006
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (503) 672-9603

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes /X/   No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year: $12,281,000

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $16,917,290 aggregate market value as of March 14, 1997, based on the price at which the stock was sold.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,241,591 shares of Common Stock, without par value, on March 14, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-KSB incorporates information from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 24, 1997.

     Transitional Small Business Disclosure Format (Check One): Yes / /; No /X/

                                         PART I

ITEM 1:  BUSINESS

GENERAL

     Coffee People, Inc. ("Coffee People" or the "Company") sells coffee beverages, coffee beans, cookies, pastries, ice cream, shakes and coffee related merchandise. The Company's objective is to be a leading national specialty coffee retailer and coffee house operator through a program of geographic expansion and consistent profitability.

     The Company distributes products through its Company-owned retail stores, including neighborhood coffee houses, drive-through espresso bars and specialty kiosks. Coffee People plans to open approximately 27 retail stores during 1997 in selected midwestern and western states, and to continue further expansion thereafter. As of March 15, 1997, the Company operated 26 stores in three states: Oregon (23, with 22 in the Portland Metropolitan area), Denver, Colorado
(2) and Southern California (1). As of that date, the Company also had entered into leases for the opening of 7 additional stores in Chicago (2), southern California (2) and Oregon (3).

     The specialty coffee retail business in the United States is growing rapidly and is disproportionately concentrated in the Pacific Northwest, particularly Washington and Oregon. Industry sources estimate that total retail sales of specialty coffee through all distribution channels will grow to $5.0 billion by 1999 from an estimated $1.5 billion in 1989 and that coffee cafes, including espresso carts and kiosks, will be the fastest growing distribution channel. It is estimated that the number of coffee cafes, espresso bars and espresso carts will increase from approximately 3,000 in 1995 to approximately 10,000 by 1999.

     The Company believes it can be a leading specialty coffee retailer in its selected markets by differentiating itself from other coffee houses. The Company believes it can achieve this differentiation by being more customer focused than the competition, by providing superior coffee and service and by being constantly innovative. The Company believes its stores offer an atmosphere that welcomes customers in a friendly and inviting setting designed to encourage a feeling of customer "ownership" and provide a community focus that fosters brand recognition and consumer loyalty. Central to the Coffee People approach is its experienced management team, its focus on operational excellence, its strong unit economics and its site selection processes.

     The Company was incorporated as an Oregon corporation on November 7, 1991. Prior to that time, Coffee People was operated as a partnership. The first Coffee People store opened in Portland, Oregon on December 1, 1983.

THE COFFEE PEOPLE STRATEGY

     The Company's objective is to be a leading national specialty coffee retailer and coffee house operator through a program of geographic expansion and consistent profitability. The key elements of the Company's strategy include:

     CULTIVATE CUSTOMERS' SENSE OF OWNERSHIP. Coffee People strives to foster long-term loyalty and a sense of ownership in its customers by being continually receptive to evolving customer desires. The Company is dedicated to providing its customers with the highest quality of service emphasizing speed, consistency and courtesy in stores designed to welcome customers in a friendly, relaxing and inviting atmosphere.

     OFFER  INNOVATIVE   PRODUCTS  AND  EXTENSIVE  MENU.  Coffee  People  offers
innovative products and an extensive menu that appeals to a diverse blend of people. The Company has developed proprietary brands that foster a high degree of market differentiation and customer loyalty. For example, the Company has expanded the Black Tiger brand from an espresso beverage to include ice cream and shakes, a breakfast cereal and a sparkling coffee drink, making Black Tiger one of the Company's top-selling brands.

     ACHIEVE OPERATIONAL EXCELLENCE. Coffee People's senior management team has extensive experience in the specialty coffee industry, from selecting the beans to serving the cup. The Company believes that its training and incentive programs create knowledgeable and loyal employees. Coffee People strives to achieve exceptional financial results from each of its stores by closely managing sales, costs and customer satisfaction.

     FOCUS ON SUPERIOR SITE SELECTION AND RAPID NATIONAL EXPANSION. Coffee People uses extensive marketing and demographic research to select store sites it believes show a high likelihood of financial success. The Company intends to open multiple stores in new markets where it can strive to become a leading specialty retailer.

COFFEE PEOPLE PRODUCTS AND SUPPLIERS

     PRODUCTS. The Company offers a broad product line including specialty coffees, coffee beans, pastries and cookies, ice cream and shakes and coffee related merchandise. Caffeinated and decaffeinated coffee and espresso-based drinks are offered at all of the Company's stores, as are pastries. The Company's neighborhood stores also sell whole coffee beans, teas and accessories, mugs and other merchandise. Sales of coffee beverages comprise approximately two-thirds of the Company's revenues, with bakery and ice cream products accounting for approximately one-fifth of the Company's revenues.

SUPPLIERS

     COFFEE. Coffee People's supplier purchases coffee from a variety of coffee producing countries. The Company believes that its contacts in the coffee producing countries will ensure a continued supply of the high-quality beans used in its products. The Company does not roast any of its coffee beans because of the ready availability of high-quality roasters in the United States. The Company buys its coffee from Coffee Bean International, Inc. ("CBI"), a Portland, Oregon based roaster that uses Coffee People's proprietary roasting specifications. The Company believes CBI has adequate capacity to fulfill the Company's needs for the foreseeable future.

     BAKERY GOODS AND ICE CREAM. The Company obtains bakery goods and ice cream from local vendors with reputations for superior quality. Cookies are made based on recipes developed by Coffee People. By offering alternative selections such as ice cream and non-coffee beverages for people who do not drink coffee, Coffee People believes it creates an inclusive, welcoming setting for all to enjoy its products.

DISTRIBUTION STRATEGY AND STORE TYPES

     The Company's principal distribution channel is retail stores, including neighborhood coffee houses, drive-through espresso bars, airport stores and specialty kiosks. The objective of each of the Company's stores is to provide the "Coffee People Experience" to customers in a relaxed, friendly and inviting setting. Coffee People may seek to develop other distribution points such as mail order catalogs, airlines and co-developed stores that feature coffee and other complementary products. Coffee People also intends to enter into one or more licensing agreements with ice cream manufacturers for the distribution of ice cream under the Company's brand names in supermarkets and other grocery outlets.

     The Company has four store types:

     NEIGHBORHOOD COFFEE HOUSE. Neighborhood coffee houses are located in both urban and suburban neighborhoods and business districts which offer a complete line of Coffee People products and roasted coffee beans. As of March 15, 1997, the Company had twelve neighborhood coffee houses: eight in the Portland, Oregon area; one in Eugene, Oregon; one in Huntington Beach, California; and two in Denver, Colorado.

     DRIVE-THROUGH ESPRESSO BAR. The second type of store is the drive-through espresso bar that operates under the Motor Moka(R) brand. As of March 15, 1997, the Company operated seven of these stores in Portland, Oregon, one of which has indoor seating. The Company intends to provide indoor seating in all stores of this type where feasible. Drive-through stores without indoor seating generally will have a walk-up window. These stores are designed to maximize customer convenience by eliminating the need to park a car and walk into a store.

     AIRPORT STORE. The third type of store is designed for major airports. The Company has six of these stores at Portland International Airport operating under the Aero Moka(TM) brand. These stores include quick grab-and-go kiosks, coffee bars and a sit-and-relax cafe. The Company believes these types of stores provide visibility and increase brand recognition.

     SPECIALTY KIOSK. The fourth type of Coffee People store is a specialty kiosk for placement in high-traffic locations such as supermarkets and office building lobbies. The Company has one of these store types and intends to add more as attractive opportunities arise.

     The Company's expansion strategy is to open multiple stores in new markets where it believes it can become a leading specialty coffee retailer. The Company intends to open approximately 27 new retail stores during 1997 and to continue its national expansion thereafter. In 1996, the Company opened one new store in Oregon and two new stores in the Denver, Colorado area. As of March 15, 1997, the Company had opened four new stores in 1997, one neighborhood coffee house in Huntington Beach, California, and three Motor Mokas in the Portland, Oregon metropolitan area. Coffee People will also seek to acquire specialty coffee retailers as opportunities arise that satisfy the Company's economic, site-selection and other strategic criteria.

     The cost of opening a new store depends upon the type of store, the nature of any improvements that already exist at the site, the availability of tenant improvement allowances and other factors. The Company estimates that the average cost of opening a new neighborhood coffee house store will be approximately $325,000.

MARKETING STRATEGY

     Coffee People's central marketing strategy is to offer quality products and service that create customer loyalty in a satisfying environment. To effect this strategy, Coffee People markets the Coffee People Experience.

     The Company believes it addresses its customers in a distinctive tone of voice. For example, the Company's paper cups feature Coffee People's Bill of Rights, which expresses concerns about the issues of the day, creates a fictional history that gives the Company a sense of depth and gently pokes fun at itself and its obsession with coffee. This voice forms a character that the Company uses to create a strong sense of personality and brand recognition.

     The Company seeks to create new brands and products associated with the brand. Black Tiger(R), for example, is a name Coffee People developed in 1987 for a high-caffeine coffee with a rustic Italian taste. It was first served as brewed hot coffee and as a distinctive line of espresso drinks. Later, ice cream featuring Black Tiger coffee was developed. The ice cream was combined with espresso and the Black Tiger milkshake was created. The Company has expanded the product line to include Black Tiger Sparkling Coffee, Black Tiger granola, a breakfast cereal, and ancillary products.

     Black Tiger products now account for a significant amount of the Company's total revenues. The Company believes that this kind of branded expansion line has been successful in attracting the Company's customers to new products and in building sales. The Company also seeks ways to weave its branded products themes into the architectural elements in its stores, creating an atmosphere of immersion into the Coffee People culture.

COMPETITION

     The specialty coffee market is intensely competitive and is becoming more so. Many of the Company's competitors have greater financial and marketing resources, brand name recognition and a larger customer base than the Company. The specialty coffee industry is currently characterized by a small number of large, well-capitalized companies and a large number of small companies and single-unit operators. The activities of large companies such as Starbucks are increasing the appreciation and awareness of specialty coffee across the country. At the same time, the national press has focused attention on the growth opportunities associated with operating coffee stores and espresso carts. This attention, combined with relative ease of entry into this business, has resulted in a rapid increase in the number of small independent specialty coffee companies and single-unit operators.

     Coffee People competes against virtually all coffee sellers. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor and Gamble, and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for Coffee People coffees. Other specialty coffee companies, such as Starbucks, Millstone Coffee, Seattle's Best Coffee and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores.

     In the retail area, the Company competes for whole bean and beverage sales with national and regional chains, franchise operators and local specialty coffee stores. There are a large number of competing specialty coffee retailers, many of whom have significantly more retail outlets than the Company. In addition, Coffee People competes with and will continue to compete with local competitors in the specialty coffee business.

     The Company expects intense competition both within its primary geographic territory, the Pacific Northwest, and in new geographic locations across the United States in which the Company will seek to expand. In all of these markets, national and regional competitors as well as local companies have established themselves as strong competitors with loyal customer followings. The specialty coffee business is expected to become even more competitive as local and regional companies expand and attempt to build brand awareness in new markets.

     Coffee People also competes against other specialty retailers and restaurants for suitable sites for new retail stores. There can be no assurance that management will be able to secure suitable sites at acceptable rent levels.

INTELLECTUAL PROPERTY

     The Company does not own any patents. The Company's principal United States trademarks include Coffee People(R), Black Tiger(R), Good Coffee No Backtalk(R), Java Noir(R), Black Tiger Sparking Coffee(TM) and Human Being Organic Espresso(TM). The Company's principal United States service mark registrations include Coffee People(R), Motor Moka(R) and Motorist's Espresso Bar(R). The Company has an application pending in the United States to register the name Aero Moka(TM). The Company has applied for trademark and service mark protection for the name Coffee People in Canada and Japan.

GOVERNMENT REGULATION

     The food service industry is subject to extensive federal, state and local government regulation relating to the development and operation of food service outlets, including laws and regulations relating to building and seating requirements, the preparation and sale of food, cleanliness, safety in the workplace, accommodations for the disabled and the Company's relationship with its employees, such as minimum wage requirements, anti-discrimination laws, overtime and working conditions and citizenship requirements. The failure to obtain or retain necessary food licenses, substantial increases in the minimum wage or substantial increases in payroll taxes to fund mandatory health-care or employee benefit programs could have a material adverse effect on the Company. In November 1996, Oregon voters passed a ballot initiative to raise the State's minimum wage law over a three year period from $4.75 per hour to $6.50 per hour. The Company does not expect the minimum wage to have a material adverse effect in 1997. It is uncertain what impact, if any, the minimum wage increase will have on the Company's operating results beyond 1997; any impact is expected to be mitigated, however, by the Company's planned continued expansion outside of Oregon. See "Management's Discussion and Analysis or Plan of Operation -- Coffee Prices and Other Expenses and Risks."

FORWARD-LOOKING INFORMATION

     Some of the information in this Form 10-KSB, including anticipated store openings, planned expansions into new markets and trends in the Company's operations, are forward-looking statements which are subject to certain risks and uncertainties. Actual future results may differ significantly because of a variety of factors, including the Company's ability to find optimal store locations at favorable lease rates, increased competition within the specialty coffee industry, the Company's ability to hire, train and retain qualified personnel and the Company's continued ability to obtain adequate capital to finance its planned expansion, and other risks detailed in the Company's Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission.

ITEM 2:  FACILITIES

     The Company currently owns the land and buildings at which two of its Motor Moka facilities are operated, a total of approximately 1,600 square feet of retail space. In addition, the Company owns the buildings, and leases the underlying lands, for five additional facilities, a total of approximately 3,750 square feet of retail space. As of March 15, 1997, the Company leased facilities for the operation of 30 retail stores, 24 of which were in operation. The Company's retail stores range from 150 to 2,850 square feet with lease rates ranging from approximately $1,200 to $7,100 per month. The monthly lease rate for certain stores is based on that store's monthly sales revenue. Certain of the Company's leases expire in the near future. There can be no assurance that specific leases can be renewed on terms acceptable to the Company, or at all.

     One of the Company's stores is operated at a location for which there is currently no term lease in effect. The lessor at such location could at any time demand that the Company vacate the premises on 30 days prior written notice. The Company is negotiating with the lessor for a long-term lease. There can be no assurance, however, that a lease for such location will be obtainable on commercially reasonable terms, or at all. The loss of this store location would adversely affect the Company's earnings.

     As a requirement of its lease with the Port of Portland for the six Aero Moka stores at Portland International Airport, the Company is required to enter into a joint venture with a certified disadvantaged business enterprise for one of the Company's stores at Portland International Airport. Upon entry into the joint venture, the Company will have a 49% ownership in that store. The Company has had continuing discussions with the Port of Portland to discuss ways in which this requirement can be met.

     One of the Company's stores is leased from the owner by certain affiliates of the Company. The Company is permitted to operate at such location and makes all rental payments under the lease agreement. However, the Company has no written sublease relating to the store.

     The Company occupies approximately 9,400 square feet for its corporate offices under a lease which expires February 2004. The Company believes that the terms of the office lease are favorable.

EMPLOYEES

     As of January 28, 1997, the Company had 358 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its employee relations are good.

ITEM 3: LEGAL PROCEEDINGS

     The Company is not involved in any material litigation or proceeding and is not aware of any material litigation or proceeding threatened against it.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITIES' HOLDERS

     None.

                                    PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on September 25, 1996 on the Nasdaq National Market under the symbol "MOKA". As reported in Nasdaq's monthly Summary of Activity Reports, the following table sets forth the range of high and low closing price information for the Company's Common Stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    FISCAL YEAR ENDED
        COMMON STOCK (MOKA)         DECEMBER 31, 1996
        -------------------         -----------------

                                    High       Low
                                    ----       ---

        First Quarter               N/A        N/A
        Second Quarter              N/A        N/A
        Third Quarter               9.375      7.5
        Fourth Quarter              9.125      6.25

     The closing price of the Common Stock on March 14, 1997 was $7.625. At March 14, 1997, the approximate number of holders of record of Common Stock was 512.

     The Company did not declare any dividends on its Common Stock during the last two fiscal years. The Company intends to retain all earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's bank credit agreement prohibits the payment of cash dividends.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the federal securities laws and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion depending on a variety of factors. Such factors include but are not limited to, the price and availability of green coffee and other raw materials, successful execution of the Company's expansion plans, the ability of the Company to manage growth, the impact of competition, acceptance of the Company's products and image outside of Oregon and other risks detailed in the Company's Registration Statement on Form SB-2, as amended, filed with the Securities and Exchange Commission.

OVERVIEW

     Coffee People sells coffee beverages, coffee beans, cookies, pastries and coffee related merchandise. The first Coffee People store opened in 1983. As of December 31, 1996, the Company operated 22 stores.

     In January 1996, the Company raised net proceeds of $3,725,000 in a private placement of Common Stock. In September 1996, the Company completed an initial public offering in which it raised net proceeds of $9,717,000 from the sale of 1,225,000 shares of Common Stock. The Company intends to use the net proceeds from the public offering and the private placement to build or acquire stores.

     During 1995, the Company opened two new stores as it concentrated on raising capital and prepared for its expansion into new markets. The Company devoted the first three quarters of 1996 to building its management team, developing its infrastructure, developing its new retail store prototype, selecting new markets and identifying sites within those markets. In the fourth quarter of 1996, the Company opened three new stores -- one in Oregon and two in Colorado. The Colorado stores were the first stores outside Oregon. The Company intends to open approximately 27 new stores in existing or new markets during 1997. This is a forward-looking statement. Actual results may differ depending upon a variety of factors, including the Company's ability to find optional store locations at favorable lease rates and the ability to construct new stores within budgeted amounts.

     New stores typically incur higher than normal operating costs and lower than normal revenues during the first few months of store operation. Based on its overall experience, on average the Company expects a store to break even at the store level by the third month of operation and to make a profit after allocation of corporate general and administrative expenses by the sixth month of operation. The three stores opened during the fourth quarter of 1996, however, continue to incur operating losses at the store level. There can be no assurance that future stores will meet the Company's expectations for profitability.

     Store opening costs, including employee recruiting and training and new store marketing and promotion expenses, are expensed by the Company as incurred. The concentration of these costs in periods when a large number of new stores are being opened is expected to significantly affect the Company's operating results for such periods.

     As new markets are developed and as new stores mature, the Company expects average store sales from stores in that market to increase. However, as the Company strives to build overall market share, annual average store sales and year-over-year comparable store sales comparisons may decline as new stores are built in relatively close proximity to existing stores.


RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     REVENUES. Total revenues increased 9.1% to $12,281,000 for the year ended December 31, 1996 from $11,257,000 for the year ended December 31, 1995. Retail sales increased 9.6% to $12,104,000 in 1996 from $11,045,000 in 1995.

     Comparable store sales for the 17 stores open for the full year ended December 31, 1996 and 1995 increased 2.0% primarily due to increased transaction volumes, particularly at the Company's airport stores, and a price increase on coffee beverages effected in September 1996 which resulted in an overall price increase of approximately 4.0%. Comparable store sales during 1996 were adversely affected by a 19.9% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment and by a 18.3% decline in a store located in close proximity to one of the Company's top producing stores. The lease on the latter store will expire in the spring of 1997 and is not expected to be renewed.

     The  increase in  comparable  store sales  represents  19.6% of the overall increase in sales. Incremental sales from the stores opened during 1995 contributed 69.9% of the increase in retail sales and incremental sales from the stores opened during 1996 contributed 10.5% of the increase.

     Wholesale and other sales decreased 16.5% to $177,000 in 1996 from $212,000 in 1995. The decrease was expected due to the Company's decision to turn over the servicing of the Company's wholesale business to an outside firm. These sales primarily represent sales made to the outside firm at a fixed mark-up over cost.

     COSTS AND EXPENSES. Cost of sales and related occupancy expenses as a percentage of total revenues remained relatively stable at 47.7% in 1996 as compared to 47.9% in 1995. The primary components were a decrease of 0.5% in cost of sales and an increase of 0.3% in occupancy costs. The decrease in cost of sales as a percentage of total revenues was due primarily to the effect of the price increase effected in September 1996 which helped absorb increases in the costs of milk, chocolate and pastry. The increase in occupancy expenses as a percentage of total revenues was due primarily to the percentage rent paid on sales generated at the Company's stores at Portland International Airport and to the effect of occupancy expenses at the three new stores opened in the fourth quarter of 1996.

     Store operating expenses as a percentage of retail sales increased to 32.0% in 1996 from 31.2% in 1995. The increase is primarily due to operating expenses associated with the three new stores opened in the fourth quarter.

     Depreciation and amortization as a percentage of total revenues increased to 4.3% in 1996 from 3.5% in 1995, due primarily to the impact of higher design and build-out costs for the stores opened in 1995 and 1996. These stores carry higher depreciation expense as a percentage of total revenues than stores opened prior to 1995.

     General and administrative expenses increased to $1,868,000 in 1996 from $1,550,000 in 1995 due primarily to the addition of key management personnel, and other costs necessary to achieve the Company's growth plans. As a percentage of total revenues, general and administrative expenses increased to 15.2% in 1996 from 13.8% in 1995.

     AVERAGE STORE SALES AND STORE CONTRIBUTION MARGIN. For 1996, the Company's 12 neighborhood and drive-through stores open for the full year achieved average store sales of $729,000 and an average store contribution margin of 20.0% compared to $736,000 and 20.5%, respectively, for the 11 stores open during the full year of 1995. The six airport stores and one kiosk store open for the full year achieved average store sales of $464,000 and an average store contribution margin of 13.1%, respectively, compared to $417,000 and 13.9% for five airport stores and one kiosk open for the full year of 1995. The difference between the contribution margins realized on the Company's neighborhood stores compared to its airport stores is primarily a result of the percentage rent paid at Portland International Airport on sales generated at the airport stores. The decline in store contribution margins at the Company's airport stores is due primarily to higher labor costs and depreciation expenses incurred at these airport stores.

     OTHER INCOME. Other income as a percentage of total revenues increased to 2.4% for the year ended December 31, 1996 from 0.4% for the same period in 1995 due to interest earned on the proceeds from the Company's initial public offering in September 1996 and the private placement completed in January 1996.

     INTEREST EXPENSE. Interest expense as a percentage of total revenues decreased to 0.6% for the year ended December 31, 1996 from 1.2% for the same period in 1995, primarily as a result of utilizing portions of the proceeds from the Company's private placement to reduce interest-bearing obligations.


1995 COMPARED TO 1994

     REVENUES. Revenues increased 46.0% to $11,257,000 for the year ended December 31, 1995 from $7,708,000 for the year ended December 31, 1994. Retail sales increased 45.6% to $11,045,000 in 1995 from $7,588,000 in 1994.

     Comparable stores sales for the seven stores open for the full years of 1995 and 1994 decreased 8.7% due to the Company's decision to open new stores in close proximity to existing units. Although this decision resulted in a decrease in comparable store sales, the Company believes that it was able to increase market share, enhance its brand recognition and better serve customers in the Portland, Oregon metropolitan area. Incremental sales from the new stores opened in 1994 and 1995 accounted for the entire increase in retail sales which was partially offset by the decline in comparable store sales.

     COSTS AND EXPENSES. Cost of sales and related occupancy costs as a percentage of total revenues decreased to 47.9% in 1995 from 49.1% in 1994 due primarily to a decrease in cost of sales offset by an increase in occupancy expenses. The decrease in cost of sales was due to lower coffee prices achieved in 1995 as a result of a new supply contract negotiated in October 1994. The increase in occupancy expenses as a percentage of total revenues was due primarily to the percentage rent paid on sales generated at the Company's stores at Portland International Airport.

     Store operating expenses as a percentage of retail sales increased to 31.2% in 1995 from 30.5% in 1994 primarily because of the impact of higher labor costs incurred at the Company's units at Portland International Airport.

     Depreciation and amortization as a percentage of net sales increased to 3.5% in 1995 from 2.3% in 1994 due to the impact of higher build-out costs for stores opened in 1994 and 1995. These stores carry higher depreciation expense as a percentage of sales than stores opened before 1994.

     General and administrative expenses as a percentage of total revenues decreased to 13.8% in 1995 from 15.7% in 1994 as a result of increased total revenues without a proportionate increase in overhead.

     AVERAGE STORE SALES AND STORE CONTRIBUTION MARGIN. For 1995, the Company's neighborhood and drive-through stores open for the full period achieved average store sales of $736,000 and an average store contribution margin of 20.5% compared to $934,000 and 20.6%, respectively, for 1994. The Company's airport and kiosk stores open for the full period achieved average store sales of $417,000 and an average store contribution margin of 13.9% as compared to $222,000 and 22.7%, respectively, for 1994. The increase in average store sales for the Company's airport and kiosk stores resulted from the opening of several higher-volume airport stores in late 1994. The difference between the contribution margins realized on the Company's neighborhood stores compared to its airport stores is primarily a result of the percentage rent paid at Portland International Airport on sales generated at the airport stores. The decline in store contribution margins at the Company's airport stores is due primarily to higher labor costs and depreciation expenses at these airport stores.

     INCOME TAXES. For the period from January 1, 1994 through August 22, 1994, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal or state corporate income tax on its taxable income. Accordingly, no provision for income taxes was made for that period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company plans to open approximately 27 new retail stores during 1997. The Company estimates that the cost of constructing a new neighborhood coffee house based on its new prototype design, including site selection costs, lease negotiation, store design, permitting, architectural fees, construction supervision, leasehold improvements and equipment, will be approximately $325,000. There can be no assurance, however, that costs of constructing new stores will not substantially exceed this estimate.

     As  of  December  31,  1996  the  Company  had   $10,274,000  in  cash  and
equivalents.

     Working capital as of December 31, 1996 totaled $9,472,000 as compared to a working capital deficiency of $690,000 at December 31, 1995.

     For the year ended December 31, 1996, and for 1995, cash provided by operating activities was $458,000 and $416,000, respectively.

     Historically, the Company has financed its growth primarily through the sale of equity securities, the issuance of notes payable and the periodic use of bank debt. For the year ended December 31, 1996 the Company had net cash provided by financing activities of $13,229,000 primarily as a result of the initial public offering completed in September 1996 which resulted in $9,717,000 in net proceeds and $3,725,000 in net proceeds received from a private placement of Common Stock completed in January 1996. For the year ended December 31, 1995, net cash provided by financing activities totaled $232,000.

     The Company has a bank line of credit providing for borrowings through August 1, 1997 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's prime rate (8.25% as of December 31, 1996) and are secured by substantially all of the Company's assets, including accounts receivable, inventories, trade fixtures and equipment. As of December 31, 1996 there were no borrowings outstanding under the line of credit; however, $73,000 of the line was reserved for a letter of credit dated September 1996. The line of credit agreement contains restrictive covenants relating to certain financial ratios as well as the bank's standard covenants and restrictions. As of December 31, 1996, the Company was in compliance with all such debt covenants.

     For the years ended December 31, 1996 and 1995, net cash used in investing activities was $3,673,000 and $860,000 respectively. The primary use of net cash used in investing activities is capital expenditures for new retail stores. The Company currently estimates that capital expenditures for 1997 will be approximately $9.0 million, substantially all of which will be used to develop or acquire stores.

     The Company believes that anticipated cash flow from operations and existing cash will be sufficient to meet the Company's anticipated capital requirements for planned expansion through the end of 1997.

COFFEE PRICES AND OTHER EXPENSES AND RISKS

     The Company believes that it has adequate sources of supply of high-quality specialty coffee to meet its expansion needs for the foreseeable future.

     Coffee prices are volatile and the Company has experienced price fluctuations for purchased coffee. During the first part of 1997, the commodities markets have witnessed a significant increase in the price of green coffee, with prices for coffee climbing from a level in the $1.15 per pound range in December 1996 to over $2.00 per pound in early March 1997. The Company's supply agreement provides for the Company to purchase its coffee at a fixed amount over green cost. As a result, the Company's cost of coffee will fluctuate with the price of green coffee. The Company believes that its supplier has sufficient inventories and purchase commitments to maintain some price stability in the short term. However, if coffee prices remain at their current levels, the Company will incur substantially higher costs for coffee which it purchases after existing inventories and commitments are used. The Company's ability to raise prices in response to rising coffee prices may be limited by competitive pressures if other major specialty coffee retailers do not raise prices. The Company's inability to pass through higher coffee prices in the form of higher retail prices for beans and beverages could have a material adverse effect on the Company's earnings.

     On November 5, 1996, Oregon voters passed a ballot initiative which will raise the state minimum wage over a three-year period from $4.75 per hour to $6.50 per hour. In 1996, the Company paid all employees, other than newly hired employees participating in a 20-hour training program, above the minimum wage in effect in 1997. Accordingly, the Company does not expect the new minimum wage to have a material adverse effect on earnings in 1997. It is uncertain what impact, if any, the minimum wage increase will have on the Company's operating results beyond 1997; any impact is expected to be mitigated to some extent, however, by the Company's planned expansion outside Oregon.

     The Company's future results of operations and earnings could also be significantly affected by other factors, such as the Company's ability to find optimal store locations at favorable lease rates, increased competition within the specialty coffee industry, the Company's continued ability to hire, train, and retain qualified personnel and the Company's continued ability to obtain adequate capital to finance its planned expansion.

ITEM 7:  FINANCIAL STATEMENTS

     See pages 25 through 40.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS

     There is hereby incorporated by reference the information under the caption "Election of Directors" in the Company's definitive Proxy Statement for the Company's annual meeting of shareholders to be held on April 24, 1997, to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year. The required information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information under the caption "Compliance with Section 16(a) of Securities Exchange Act" in the Company's definitive Proxy Statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 10:  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEMS 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.    Description
-----------    -----------

3.1 Registrant's Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

Exhibit No.    Description
-----------    -----------

3.2 Registrants' Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

4              See Article 2 of Exhibit 3(i) and Article II of Exhibit 3(ii)

10.1*          Registrant's 1993 Stock Option Plan (Incorporated by reference to
               Exhibit  10.1 to the  Company's  Registration  Statement  on Form
               SB-2,    effective   September   25,   1996   (Registration   No.
               333-5376-LA)).

10.2*          Registrant's 1994 Stock Option Plan (Incorporated by reference to
               Exhibit  10.2 to the  Company's  Registration  Statement  on Form
               SB-2,    effective   September   25,   1996   (Registration   No.
               333-5376-LA)).

10.3*          Registrant's 1995 Stock Option Plan (Incorporated by reference to
               Exhibit  10.3 to the  Company's  Registration  Statement  on Form
               SB-2,    effective   September   25,   1996   (Registration   No.
               333-5376-LA)).

10.4*          Registrant's 1996 Stock Option Plan (Incorporated by reference to
               Exhibit  10.4 to the  Company's  Registration  Statement  on Form
               SB-2,    effective   September   25,   1996   (Registration   No.
               333-5376-LA)).

10.5* Form of Incentive Stock Option Agreement related to 1993, 1994, 1995 and 1996 Stock Option Plans (Incorporated by reference to
               Exhibit  10.5 to the  Company's  Registration  Statement  on Form
               SB-2,    effective   September   25,   1996   (Registration   No.
               333-5376-LA)).

10.6* Form of Nonstatutory Stock Option Agreement related to 1993, 1994, 1995 and 1996 Stock Option Plans (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.7* Registrant's Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.8 Supply Agreement dated February 17, 1997 between Registrant and Coffee Bean International, Inc.**

Exhibit No.    Description
-----------    -----------


10.9           Form of Indemnity Agreement (Incorporated by reference to Exhibit
               10.9 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.10 Business Loan Agreement with Bank of America NT & SA, dated August 3, 1995, as amended (Incorporated by reference to Exhibit
               10.10 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.10(a) Security Agreement with Bank of America NT & SA, dated August 3, 1995 (Incorporated by reference to Exhibit 10.10(a)) to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.11* Employment Agreement with James L. Roberts, Chairman of the Board and Chief Executive Officer (Incorporated by reference to Exhibit
               10.11 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.12* Employment Agreement with Taylor H. Devine, President and Chief Operating Officer (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.13* Employment Agreement with Matthew J. Kimble, Vice President-- Human Relations.

10.14* Employment Agreement with Steven P. Crantz, Vice President-- Development (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.15 Redemption agreement, dated January 4, 1993 between the Registrant and Gary G. Talboy (Incorporated by reference to
               Exhibit 10.15 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.15(a) Promissory Note, dated January 4, 1993, payable to Gary G. Talboy in original principal amount of $245,000 (Incorporated by reference to Exhibit 10.15(a)) to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

Exhibit No.    Description
-----------    -----------

10.16 Redemption Agreement, dated January 4, 1993, between the Registrant and Jeffrey M. Ferguson (Incorporated by reference to
               Exhibit 10.16 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.16(a) Promissory Note, dated January 4, 1993, payable to Jeffrey M. Ferguson in original principal amount of $245,000 (Incorporated by reference to Exhibit 10.16(a)) to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.17 Security Agreement, dated January 4, 1993, among the Registrant, Jeffrey M. Ferguson and Gary G. Talboy (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.18 Food and Beverage Concession Lease Agreement; dated June 10, 1994, between the Registrant and the Port of Portland (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.19 Common Stock Purchase Agreement, dated as of January 11, 1996, among the Registrant and certain purchasers (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.20 Warrant Agreement, dated as of January 23, 1996, between the Registrant and International Capital Partners, Inc. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

Exhibit No.    Description
-----------    -----------

11             Statement Regarding Computation of Per Share Earnings.

23             Consent of Arthur Andersen LLP, Independent Public Accountants.

27             Financial Data Schedule


---------------------------------
  *  Management contract or compensatory plan or arrangement.
  ** Confidential treatment requested.


(b)  Reports on Form 8-K

     None.

                         INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Report of Independent Public Accountants                               26

Balance Sheets at December 31, 1996 and 1995                           27

Statements of Income for Three Years Ended                             28
     December 31, 1996

Statements of Changes in Stockholders' Equity                          29
     (Deficit) for Three Years Ended
     December 31, 1996

Statement of Cash Flow for Three Years Ended                           30
     December 31, 1996

Notes to Financial Statements                                          31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Coffee People, Inc.:

We have audited the accompanying balance sheets of Coffee People, Inc. (an Oregon corporation) as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee People, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP


Portland, Oregon,
February 6, 1997

                               COFFEE PEOPLE, INC.


                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                             (Dollars in thousands)


                                     ASSETS
                                                       1996         1995
                                                       ----         ----
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                 $10,274      $  260
  Accounts receivable                                     26           9
  Inventories (Note 1)                                   205         264
  Prepaid expenses                                       141         112
  Deferred tax assets (Notes 1 and 5)                     28          13
  Other current assets                                    96           -
                                                     -------      ------
          Total current assets                        10,770         658

  Property and equipment, net (Notes 1 and 2)          5,513       2,155
  Other assets                                           129          23
                                                     -------      ------
          Total assets                               $16,412      $2,836
                                                     =======      ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital
    lease obligations (Note 4)                      $   115      $  112
  Current portion of long-term debt to related
    parties (Note 4)                                     20          35
  Line of credit (Note 3)                                 -         175
  Accounts payable                                      533         775
  Construction accounts payable                         321           -
  Accrued liabilities                                   262         196
  Income taxes payable (Notes 1 and 5)                   47          55
                                                     ------      ------
          Total current liabilities                   1,298       1,348

DEFERRED TAX LIABILITY (Notes 1 and 5)                   86          66

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
  (Note 4)                                              267         370

LONG-TERM DEBT TO RELATED PARTIES (Note 4)              159         197

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Notes 8, 9, 12 and 14):
  Preferred Stock, no par value; authorized
    10,000,000 shares, none issued or outstanding         -           -
  Common Stock, no par value; authorized,
    50,000,000 shares; issued, 3,237,432 and
    1,936,233 shares; outstanding, 3,237,432
    and 1,405,054 shares                             14,492       1,476
  Stock subscription notes receivable (Note 9)         (281)       (341)
  Warrants outstanding (Note 12)                          -           -
  Treasury Stock, at cost; 0 and 531,189 shares           -        (467)
  Retained earnings                                     391         187
                                                    -------      ------
          Total stockholders' equity                 14,602         855
                                                    -------      ------
          Total liabilities and stockholders'
            equity                                  $16,412      $2,836
                                                    =======      ======


The accompanying notes are an integral part of these financial statements.

                               COFFEE PEOPLE, INC.


                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                  (Dollars in thousands, except per share data)



                                               1996          1995          1994
                                             ---------     ---------      -----
REVENUES:
  Retail sales                               $  12,104     $  11,045     $7,588
  Wholesale and other                              177           212        120
                                             ---------     ---------     ------
          Total revenues                        12,281        11,257      7,708

COST OF SALES and related occupancy
  expenses (cost of sales and occupancy
  expenses paid to related parties of
  $239, $187 and $93)                            5,860         5,388      3,788

STORE OPERATING EXPENSES                         3,873         3,451      2,314

OTHER OPERATING EXPENSES                            44            63         40

DEPRECIATION AND AMORTIZATION                      530           391        175

GENERAL AND ADMINISTRATIVE EXPENSES              1,868         1,550      1,210
                                             ---------     ---------     ------
          Income from operations                   106           414        181

OTHER INCOME, net                                  298            43         39

INTEREST EXPENSE (interest expense to
  related parties of $20, $35 and $38)             (73)         (134)       (88)
                                             ---------     ---------     ------
          Income before provision for
            income taxes                           331           323        132

PROVISION FOR INCOME TAXES (Notes 1 and 5)        (127)         (112)       (16)
                                             ---------     ---------     ------
NET INCOME                                   $     204     $     211     $  116
                                             =========     =========     ======

EARNINGS PER SHARE (Note 1)                  $   0.09      $   0.14
                                             =========     =========

SHARES USED IN COMPUTING EARNINGS
  PER SHARE (Note 1)                         2,349,702     1,500,975


The accompanying notes are an integral part of these financial statements.



                                                         COFFEE PEOPLE, INC.


                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       (Dollars in Thousands)


                                                                                        Stock            Retained
                                               Common Stock                         Subscription         Earnings
                                            -------------------      Treasury           Notes          (Accumulated
                                            Shares       Amount       Stock          Receivable          Deficit)       Total
                                            ------       ------      --------       ------------       ------------     -----


BALANCE, December 31, 1993                 1,200,000     $   434     $(501)            $(167)            $  36         $  (198)

  Issuance of Treasury
    Stock                                     33,000          98        34                 -                 -             132
  Exercise of stock
    options
    (Notes 8 and 9)                           37,500          83         -               (83)                -               -
  Interest income on stock
    subscription notes at
    8.5% per annum, net
    (Note 9)                                       -           -         -                (7)                -              (7)
  Direct Public Offering
    (Note 12)                                107,704         802         -                 -                 -             802
  Net income                                       -           -         -                 -               116             116
  Dividends                                        -           -         -                 -              (176)           (176)
                                           ---------      ------     -----             -----             -----          ------
BALANCE, December 31, 1994                 1,378,204       1,417      (467)             (257)              (24)            669

  Exercise of stock
    options
    (Notes 8 and 9)                           26,850          59         -               (58)                -               1
  Interest income on stock
    subscription notes at
    8.5% per annum
    (Note 9)                                       -           -         -               (26)                -             (26)
  Net income                                       -           -         -                 -               211             211
                                           ---------      ------     -----             -----             -----          ------
BALANCE, December 31, 1995                 1,405,054       1,476      (467)             (341)              187             855

  Private Placement
    (Note 12)                                596,250       3,258       467                 -                 -           3,725
  Initial public offering
    (Note 12)                              1,225,000       9,717         -                 -                 -           9,717
  Exercise of stock
    options (Note 8)                          11,128          25         -                 -                 -              25
  Repayment of stock
    subscription note and
    accrued interest
    (Note 9)                                       -           -         -                84                 -              84
  Income tax benefit of
    disqualifying
    dispositions                                   -          16         -                 -                 -              16
  Interest income on stock
    subscription notes at
    8.5% per annum
    (Note 9)                                       -           -         -               (24)                -             (24)
  Net income                                       -           -         -                 -               204             204
                                           ---------     -------     -----             -----             -----         -------
BALANCE, December 31, 1996                 3,237,432     $14,492       $ -             $(281)            $ 391         $14,602
                                           =========     =======     =====             =====             =====         =======



The accompanying notes are an integral part of these financial statements.

                               COFFEE PEOPLE, INC.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (Dollars in thousands)

                                               1996          1995          1994
                                             ---------     ---------      -----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $   204     $ 211       $   116
  Adjustments to reconcile net income
    to net cash provided by operating
    activities-
      Depreciation and amortization              530       391           175
      Deferred provision for income
        taxes                                      5        49             4
      Interest income on stock
        subscriptions                            (14)      (26)          (21)
      Changes in operating assets and
        liabilities:
        Accounts receivable                      (17)        3            (8)
        Inventories                               59       (60)          (45)
        Prepaid expenses                         (29)      (26)          (57)
        Other current assets                     (96)       14           (14)
        Accounts payable                        (242)     (166)          639
        Accrued liabilities                       66        16            49
        Income taxes payable                      (8)       43            12
        Other current liabilities                  -       (33)           18
                                             -------     -----       -------
          Net cash provided by operating
            activities                           458       416           868

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net     (3,888)     (933)       (1,368)
  (Increase) decrease in other assets           (106)       73           (81)
  Construction accounts payable                  321         -             -
                                             -------     -----       -------
          Net cash used in investing
            activities                        (3,673)     (860)       (1,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt and
    capital lease obligations                      -       682           204
  Repayment of debt and capital lease
    obligations                                 (275)     (168)            -
  Repayment of debt to related parties           (53)     (227)          (70)
  Repayment of stock subscription note
    receivable and interest                       74         -             -
  Proceeds from private placement, net         3,725         -             -
  Proceeds from initial public offering,
    net                                        9,717         -             -
  Issuance of Common Stock, net                   25         1           801
  Income tax benefit of disqualifying
    dispositions                                  16         -             -
  Dividends                                        -       (56)         (135)
                                             -------     -----       -------
          Net cash provided by financing
            activities                        13,229       232           800
                                             -------     -----       -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 10,014      (212)          219

CASH AND CASH EQUIVALENTS, beginning of
  the period                                     260       472           253
                                             -------     -----       -------
CASH AND CASH EQUIVALENTS, end of the
  period                                     $10,274     $ 260       $   472
                                             =======     =====       =======

The accompanying notes are an integral part of these financial statements.

                               COFFEE PEOPLE, INC.
                               -------------------

                         NOTES TO FINANCIAL STATEMENTS
                         ------------------------------
                  (Dollars in thousands, except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

The Company
-----------

Coffee People, Inc. (the Company), an Oregon corporation, sells coffee beverages, coffee beans, cookies, pastries, ice cream, shakes and coffee related merchandise. Nineteen of the Company's twenty-two stores are located in Portland, Oregon with one located in Eugene, Oregon and two located in Denver, Colorado. A downturn in economic conditions in Oregon could have a material adverse effect on the Company.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of accounts receivable and debt instruments. At December 31, 1996 and 1995, the fair value of the Company's receivables and debt under loans approximated the carrying value.

Advertising
-----------

Advertising costs are expensed as incurred. For the years ended December 31, 1996, 1995 and 1994, advertising costs were $144, $49 and $69, respectively.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash and short-term investments with original maturity dates of three months or less.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of roasted coffee beans, food, beverages, supplies and other merchandise held for sale.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation on equipment is computed on the straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the initial lease term or the estimated useful lives of the assets, generally three to ten years.

Maintenance and repairs are charged to expense as incurred. Major repairs and improvements are capitalized and depreciated.

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


Store Opening Costs
-------------------

Costs incurred in connection with start-up and promotion of new stores are expensed as incurred.

Income Taxes
------------

For the period from January 1, 1994 through August 22, 1994, the Company elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income. Instead, the stockholders were individually responsible for federal and state income taxes. Accordingly, no provision for income taxes was made for the period from January 1, 1994 through August 22, 1994.

Subsequent to August 22, 1994, the Company was subject to federal and state corporate income taxes. Income taxes were provided for on the basis of earnings reported for financial reporting purposes. Deferred income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from year to year.

Earnings Per Share
------------------

The year ended December 31, 1995 was the first full year that the Company was subject to federal and state corporate income taxes (see Income Taxes above). The Securities and Exchange Commission (SEC) guidelines allow earnings per share data to be presented only when a company converts to a taxable status. Accordingly, earnings per share data has been presented only for the years ended December 31, 1996 and 1995.

Earnings per share amounts are based on the average number of shares of Common Stock and dilutive Common Stock equivalents outstanding, using the treasury stock method, during the year after giving retroactive effect of a 3-for-2 stock split declared on July 26, 1996 (see Note 14). Common stock equivalents include shares issuable upon exercise of outstanding stock options.

Stock-Based Compensation Plans
------------------------------

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


2.  PROPERTY AND EQUIPMENT:
    ----------------------

Property and equipment at December 31, consists of the following:

                                                        1996        1995
                                                       ------      ------

Land                                                   $  868      $    -
Leasehold improvements                                  2,634       1,764
Machinery and equipment                                 1,842       1,156
Capital leases                                            116         116
Construction in progress                                1,492          28
                                                       ------      ------
                                                        6,952       3,064
Less- Accumulated depreciation                         (1,439)       (909)
                                                       ------      ------
                                                       $5,513      $2,155
                                                       ======      ======

3.  LINE OF CREDIT:
    --------------

In September 1996, the Company renewed its line of credit agreement with a bank in the amount of $500. The interest rate for amounts drawn under the line is 0.5% over the prime rate (8.75% at December 31, 1996). There is no amount outstanding under the line of credit at December 31, 1996. Out of the $500 credit line, the sum of $73 is reserved for use under a letter of credit dated September 1996. The line expires in August 1997.

4.  DEBT:
    ----

Debt consists of the following at December 31:

                                                             1996      1995
                                                            -----     -----

Note payable to bank, payable in monthly
  installments of $6 each, plus interest at 9%,
  commencing September 1, 1995, due August 1, 1998          $ 115     $ 184

Note payable to stockholder, payable in monthly
  installments of $3, including interest at 2% over
  the prime rate (10.25% at December 31, 1996),
  due December 1, 2002                                        179       197

Note payable to the Port of Portland, payable in
  monthly installments of $5, commencing April 8,
  1995, including interest at 12%, due March 8, 2003          244       268
                                                            -----     -----
                                                              538       649
Less- Current portion                                        (117)     (110)
                                                            -----     -----
                                                            $ 421     $ 539
                                                            =====     =====

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


The bank note and line of credit (Note 3) is secured by substantially all of the Company's assets including accounts receivable, inventories, trade fixtures and equipment. These debt agreements contain restrictions relating to specified financial ratios as well as the lender's standard covenants and restrictions. As of December 31, 1996, the Company was in compliance with all debt covenants. The proceeds from the bank note were used to pay off a note to a stockholder.

The stockholder note is secured by substantially all of the Company's assets and is subordinated to the bank note.

The principal payments on long-term debt are as follows at December 31, 1996:

   1997                                        $117
   1998                                          99
   1999                                          60
   2000                                          67
   2001                                          75
Thereafter                                      120
                                               ----
                                               $538
                                               ====

The Company has capital leases for certain equipment. Future minimum payments under the capital leases are as follows at December 31, 1996:

     1997                                                $ 20
     1998                                                   6
                                                         ----
                                                           26
     Less- Portion representing interest                   (3)
                                                         ----
     Present value of net minimum lease payments           23

     Less- Current portion                                (18)
                                                         ----
     Long-term obligations under capital leases          $  5
                                                         ====

5.  INCOME TAXES:
    ------------

The components of the provision for income taxes consist of the following:

                                               1996     1995     1994
                                               ----     ----     ----
Current:
  Federal                                      $100     $ 59     $  9
  State                                          22        4        3
                                               ----     ----     ----
                                                122       63       12
Deferred                                          5       49        4
                                               ----     ----     ----
          Total provision                      $127     $112     $ 16
                                               ====     ====     ====

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


The reconciliation of the statutory federal income tax rates to the Company's effective income tax rates is as follows:

                                                  1996        1995       1994
                                                 ------      ------     -----

Federal statutory rate                            34.0%       34.0%      34.0%
State income taxes, net of federal benefit         2.3         2.6        5.9
Effect of graduated tax rates                      -          (1.3)      (7.7)
Effect of change in tax status (Note 1)            -           -        (18.2)
Other                                              2.1        (0.6)      (1.9)
                                                  ----        ----      -----
                                                  38.4%       34.7%      12.1%

The components of the net deferred tax assets and liabilities consist of the following at December 31:

                                                      1996      1995
                                                      ----      ----

Current deferred tax assets-
  Basis difference in accrued liabilities             $ 17      $  3
  Tax deduction carryforwards                           11        10
                                                      ----      ----
          Total current deferred tax asset            $ 28      $ 13
                                                      ====      ====
Long-term deferred tax asset-
  Tax credit carryforwards                             $ -      $ 32
Long-term deferred tax liability-
  Basis difference in property, plant and
    equipment                                          (86)      (98)
                                                      ----      ----
          Net long-term deferred tax liability        $(86)     $(66)
                                                      ====      ====

The Company believes that deferred tax assets will be fully realized based upon future reversals of existing taxable temporary differences, future earnings or available tax strategies. Accordingly, there was no valuation allowance on deferred tax assets at December 31, 1996 and 1995.

6.  OPERATING LEASES:
    ----------------

The Company leases certain retail store, office and warehouse facilities under operating leases expiring through the year 2013. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

Rental expense under these lease agreements for the years ended December 31 1996, 1995 and 1994 was as follows:

                                   1996      1995     1994
                                  ------     ----     ----

Minimum rentals                   $1,051     $828     $460
Contingent rentals                    69       84       28
                                  ------     ----     ----
                                  $1,120     $912     $488
                                  ======     ====     ====

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


Minimum future rental payments under these agreements as of December 31, 1996 are as follows:

   1997                                      $1,040
   1998                                         991
   1999                                         971
   2000                                         877
   2001                                         806
Thereafter                                    2,926
                                             ------
                                             $7,611
                                             ======

7.  COMMITMENTS:
    -----------

The Company has an agreement with a supplier to purchase substantially all of the Company's coffee requirements through November 1997. Management believes that other suppliers could provide similar products. Any supplier from whom the Company might purchase coffee is subject to volatility in the supply and price of coffee beans. A change in suppliers, however, could impact the terms currently received by the Company. Such a change could have a negative impact on operating results.

As a requirement of the lease with the Port of Portland, the Company is committed to enter into a joint venture with a third party for one of the Company's stores at Portland International Airport. Once the agreement is finalized, the Company will have a 49% ownership interest in that store.

8.  INCENTIVE PLANS:
    ---------------

Authorized Stock
----------------

In June 1995, the Company restated its Articles of Incorporation to authorize 50,000,000 shares of no par value Common Stock and 10,000,000 shares of no par value Preferred Stock.

Stock Option Plans
------------------

At December 31, 1996, the Company had four Stock Option Plans - the 1993 Stock Option Plan adopted in December 1993, the 1994 Stock Option Plan adopted in March 1994, the 1995 Stock Option Plan adopted in June 1995, and the 1996 Stock Option Plan adopted in May 1996 (collectively, the Plans). Under the Plans, key employees and consultants may be granted either incentive stock options or nonqualified stock options. Incentive stock options must comply with the requirements of the Internal Revenue Code (the Code), may be granted only to employees and may be granted at not less than the fair market value of the stock at the date of grant. Nonqualified options may be granted to employees and consultants at not less than 85% of the fair market value of the stock at the date of grant. Canceled options are available for future grant.

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


The following table summarizes the activity for the aforementioned stock option plans:

                                                Number of        Price per
                                                 Shares            Share
                                                --------       --------------

Outstanding at December 31, 1993                 150,000       $    2.22
  Granted                                        105,000         4.00 -  8.00
  Exercised                                      (37,500)           2.22
  Canceled                                       (12,900)           2.22
                                                --------       --------------
Outstanding at December 31, 1994                 204,600         2.22 -  8.00
  Granted                                        196,500         2.22 - 10.00
  Exercised                                      (26,850)           2.22
  Canceled                                       (22,237)        2.22 -  8.00
                                                --------       --------------
Outstanding at December 31, 1995                 352,013         2.22 - 10.00
  Granted                                        197,225         9.00 - 10.00
  Exercised                                      (11,128)           2.22
  Canceled                                      (115,547)        2.22 - 10.00
                                                --------       --------------
Outstanding at December 31, 1996                 422,563       $ 2.22 - 10.00
                                                ========       ==============

For all four plans, there were 214,459 shares of unissued Common Stock reserved for issuance at December 31, 1996. Options to purchase 89,177 shares of Common Stock were exercisable at December 31, 1996.

Employee Stock Purchase Plan
----------------------------

In June 1994, the Board of Directors adopted and the shareholders approved an Employee Stock Purchase Plan (the ESPP). Under the ESPP, 150,000 shares of Common Stock have been reserved for issuance to and purchase by employees of the Company. All employees with over four months of service who work more than 20 hours per week and who do not own stock and stock options for more than 5% of the Company's stock are eligible to participate in the ESPP. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code (the Code). Under that section of the Code, employees may not be granted options if, immediately after the grant, such employee would own stock or hold options to purchase stock possessing 5% or more of the voting power or value of all stock of the Company, nor may any participant purchase Common Stock having a fair market value exceeding $25,000 in any calendar year. As of December 31, 1996, no shares had been issued or purchased under the ESPP.

Statement Financial Accounting Standards No. 123
------------------------------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to retain the accounting treatment in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in SFAS 123 had been applied.

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                             1996         1995
                                           -------      -------

     Average risk-free interest rate         6.36%        6.45%
     Expected dividend yield                 0.00%        0.00%
     Expected lives                        5 years      5 years
     Expected volatility                    63.13%       63.13%

The total value of options granted during 1996 and 1995 was computed as approximately $994 and $1,025, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income and pro forma net income (loss) per share would have been as follows:

                                  1996                          1995
                       -------------------------     ---------------------------
                       As Reported     Pro Forma     As Reported       Pro Forma
                       -----------     ---------     -----------       ---------

Net income (loss)         $204           $(200)          $211            $ 6
Net income (loss)
  per share                .09            (.09)           .14            .00


9.  STOCK SUBSCRIPTION NOTES RECEIVABLE:
    -----------------------------------

During December 1993, upon exercise of incentive stock options by an officer and by a key employee, the Company issued 75,000 shares of Common Stock in exchange for notes. On January 4, 1994, a key employee exercised incentive stock options for 37,500 shares of Common Stock in exchange for notes. The notes bear interest at the rate of 8.5% per annum from the dates of exercise, and are due in full on December 31, 1998.

During January 1995, an officer exercised incentive stock options for 26,250 shares of Common Stock in exchange for notes. The notes bear interest at the rate of 8.5% per annum from the date of exercise and are due in full on December 31, 1999.

The notes provide that in the event any of the stock is sold before the notes mature, all accrued interest and a pro rata portion of the principal balance must be paid. During 1996, the key employee sold 25,000 shares and repaid $84,000, which represented all accrued interest and the pro rata portion of the principal balance.

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


10.  RETIREMENT PLAN:
     ---------------

Effective on May 1, 1994, the Company adopted a tax deferred savings plan (the 401(k) Plan). All employees with over six months service and who work an average of 30 hours per week or more are eligible to participate in the 401(k) Plan. Participants who choose to participate may contribute up to 20% of their pretax compensation to the 401(k) Plan subject to the statutorily prescribed annual limits. All contributions to the 401(k) Plan, including Company contributions, are fully vested and nonforfeitable at all times. The Company made contributions of $16, $10 and $3 during 1996, 1995 and 1994, respectively.

11.  STATEMENTS OF CASH FLOWS:
     ------------------------

The Company made the following cash payments:

                                                  1996     1995     1994
                                                  ----     ----     ----

Interest (includes $20, $35 and $40
  paid to related parties)                        $ 75     $134      $71
Taxes                                              128       32        -

Noncash investing and financing activities are as follows:

                                                  1996     1995     1994
                                                  ----     ----     ----

Issuance of Common Stock                          $  -     $ 58     $ 83
Stock subscription note receivable, net             14       84       89
Issuance of treasury stock to related
  parties in satisfaction of dividends
  payable and long-term debt obligations             -        -      132
Reduction of other assets and stock
  subscription note receivable interest
  in lieu of dividend payments                       -        -       22


12.  STOCKHOLDERS' EQUITY:
     --------------------

Initial Public Offering
-----------------------

On September 25, 1996, the Company completed its initial public offering in which it raised $11,025 through the issuance of 1,225,000 shares of Common Stock at $9.00 per share. The Company's proceeds from the initial public offering included in the financial statements are net of offering costs.

As part of the initial public offering, the Company also issued warrants which entitles the holders to purchase 122,500 shares of Common Stock at $10.80 per share. The warrants are exercisable for a period of four years beginning one year from the date of the initial public offering. The warrants are callable by the Company upon 90 days notice following the first time when the closing price of the Common Stock exceeds $15.12 per share for 30 consecutive days.

                              COFFEE PEOPLE, INC.
                              -------------------

                   NOTES TO FINANCIAL STATEMENTS (continued)
                   -----------------------------------------
                 (Dollars in thousands, except per share data)


Private Placement
-----------------

In January 1996, the Company completed a private placement of equity securities in which it raised $3,975 through the issuance of 596,250 shares of Common Stock at $6.67 per share. The Company's proceeds from the private placement of equity securities included in the financial statements are net of offering costs. As part of the private placement, the Company also issued a warrant which entitles the holder to purchase 135,000 shares of the Company's Common Stock at $8 per share any time within 10 years; however, the warrant will lapse if not exercised within one year of the closing date of the Company's initial public offering.

Direct Public Offering
----------------------

During 1994, the Company completed a direct public offering under Regulation A of the Securities Act of 1933, as amended, in which the Company sold 107,704 shares of Common Stock at $8 per share. The Company's proceeds from the direct public offering included in the financial statements are net of offering costs.

13.  RELATED PARTY TRANSACTIONS:
     --------------------------

As of December 31, 1996, the Company had a lease with a stockholder, who is a director of the Company.

During 1996, the Company purchased approximately $133 of product from a company that is 50% owned by a stockholder, who is a director and an officer of the Company.

14.  STOCK SPLIT:
     -----------

On July 26, 1996, the Board of Directors approved a 3-for-2 stock split. The effect of this stock split has been retroactively reflected in these financial statements and notes for all periods presented.

15.  SUBSEQUENT EVENTS:
     -----------------

In January 1997, the Company opened a new store in Huntington Beach, California.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COFFEE PEOPLE, INC.



Dated March 26, 1997               By: /s/ James L. Roberts
                                      ----------------------------
                                      James L. Roberts, Chairman
                                      and Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   /s/ James L. Roberts
Dated March 26, 1997               ------------------------------------
                                   James L. Roberts, Chairman and
                                   Chief Executive Officer and Director


                                   /s/ Taylor H. Devine
Dated March 26, 1997               ------------------------------------
                                   Taylor H. Devine, President and
                                   Chief Operating Officer and Director


                                   /s/ Kenneth B. Ross
Dated March 26, 1997               ------------------------------------
                                   Kenneth B. Ross, Chief Financial
                                   Officer (Principal Financial and
                                   Accounting Officer)



Dated March ___, 1997              ------------------------------------
                                   Douglas L. Ayer, Director


                                   /s/ Jeffrey M. Ferguson
Dated March 26, 1997               ------------------------------------
                                   Jeffrey M. Ferguson, Director


                                   /s/ Gary G. Talboy
Dated March 26, 1997               ------------------------------------
                                   Gary G. Talboy, Director

                                  EXHIBIT INDEX


(a)  Exhibits

Exhibit No.    Description                                                Page
-----------    -----------                                                ----

3.1 Registrant's Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

3.2 Registrants' Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

4              See Article 2 of Exhibit 3(i) and Article II of Exhibit
               3(ii)

10.1* Registrant's 1993 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.2* Registrant's 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.3* Registrant's 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.4* Registrant's 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.5* Form of Incentive Stock Option Agreement related to 1993, 1994, 1995 and 1996 Stock Option Plans (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

Exhibit No.    Description                                                Page
-----------    -----------                                                ----


10.6* Form of Nonstatutory Stock Option Agreement related to 1993, 1994, 1995 and 1996 Stock Option Plans (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.7* Registrant's Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.8           Supply   Agreement  dated  February  17,  1997  between
               Registrant and Coffee Bean International, Inc.**

10.9 Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.10 Business Loan Agreement with Bank of America NT & SA, dated August 3, 1995, as amended (Incorporated by reference to Exhibit 10.10 to the Company's
               Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.10(a) Security Agreement with Bank of America NT & SA, dated August 3, 1995 (Incorporated by reference to Exhibit 10.10(a)) to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.11* Employment Agreement with James L. Roberts, Chairman of the Board and Chief Executive Officer (Incorporated by reference to Exhibit 10.11 to the Company's
               Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.12* Employment Agreement with Taylor H. Devine, President and Chief Operating Officer (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.13* Employment Agreement with Matthew J. Kimble, Vice President--Human Relations.

Exhibit No.    Description                                                Page
-----------    -----------                                                ----

10.14* Employment Agreement with Steven P. Crantz, Vice President--Development (Incorporated by reference to
               Exhibit 10.14 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.15 Redemption agreement, dated January 4, 1993 between the Registrant and Gary G. Talboy (Incorporated by reference to Exhibit 10.15 to the Company's
               Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.15(a)       Promissory Note, dated January 4, 1993, payable to Gary
               G. Talboy in original principal amount of $245,000 (Incorporated by reference to Exhibit 10.15(a)) to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.16 Redemption Agreement, dated January 4, 1993, between the Registrant and Jeffrey M. Ferguson (Incorporated by reference to Exhibit 10.16 to the Company's
               Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.16(a) Promissory Note, dated January 4, 1993, payable to Jeffrey M. Ferguson in original principal amount of $245,000 (Incorporated by reference to Exhibit 10.16(a)) to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.17 Security Agreement, dated January 4, 1993, among the Registrant, Jeffrey M. Ferguson and Gary G. Talboy (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.18 Food and Beverage Concession Lease Agreement; dated June 10, 1994, between the Registrant and the Port of Portland (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

Exhibit No.    Description                                                Page
-----------    -----------                                                ----

10.19 Common Stock Purchase Agreement, dated as of January 11, 1996, among the Registrant and certain purchasers (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.20          Warrant  Agreement,  dated  as  of  January  23,  1996,
               between the Registrant and International Capital Partners, Inc. (Incorporated by reference to Exhibit
               10.20 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

11             Statement Regarding Computation of Per Share Earnings.

23             Consent  of Arthur  Andersen  LLP,  Independent  Public
               Accountants.

27             Financial Data Schedule