Form 10QSB
period 1997-03-31
COFFEE PEOPLE INC
filed 1997-05-15
CIK 925908

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

                      Commission File Number __0-21397____

               ---------------------------------------------------

                               Coffee People, Inc.
             (Exact name of registrant as specified in its charter)

          Oregon                                    93-1073218
(State or other jurisdiction of                  (I.R.S Employer
incorporation or organization)                   Identification No.)

                15100 SW Koll Pkwy, Suite J, Beaverton, OR 97006
                                 (503) 672-9603

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ X ]                          No [   ]

As of March 31, 1997, there were 3,241,892 shares of the registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                               COFFEE PEOPLE, INC.

                                      INDEX


  No.                                                                   Page
-------                                                                 ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                           3

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                     7


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              14

Signatures                                                               15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               COFFEE PEOPLE, INC.
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                March 31,       December 31,
                                                  1997              1996
                                              ------------      ------------
                                               (Unaudited)
Current assets:
    Cash and cash equivalents                 $      8,400      $     10,274
    Accounts receivable                                 24                26
    Inventories                                        258               205
    Prepaid expenses                                   188               141
    Income taxes receivable                            110                 -
    Deferred tax assets                                 28                28
    Other current assets                                65                96
                                              ------------      ------------
      Total current assets                           9,073            10,770

Property and equipment, net                          7,340             5,513
Other assets                                           143               129
                                              ============      ============
      Total assets                            $     16,556      $     16,412
                                              ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term
      debt and capital
      lease obligations                       $        105      $        115
    Current portion of long-term
      debt to related parties                           20                20
    Accounts payable                                   722               533
    Construction accounts payable                      371               321
    Accrued liabilities                                445               262
    Income taxes payable                                 -                47
                                              ------------      ------------
      Total current liabilities                      1,663             1,298

Deferred tax liability                                  86                86
Long-term debt and capital
  lease obligations                                    242               267
Long-term debt to related parties                      154               159

Stockholders' equity:
    Common stock, no par value;
      authorized, 50,000,000 shares;
      issued and outstanding,
      3,241,892 and 3,237,432 shares                14,496            14,492
    Stock subscription notes receivable               (286)             (281)
    Retained earnings                                  201               391
                                              ------------      ------------
      Total stockholders' equity                    14,411            14,602
                                              ------------      ------------
      Total liabilities and
        stockholders' equity                  $     16,556      $     16,412
                                              ============      ============

                 See accompanying notes to financial statements

                               COFFEE PEOPLE, INC.
                              STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended
                                          -------------------------------------
                                             March 31,           March 31,
                                               1997                1996
                                          -----------------   -----------------

Revenues:
   Retail sales                            $    3,160           $   2,793
   Wholesale and other                             33                  52
                                           ----------           ---------
      Total revenues                            3,193               2,845

Cost of sales and related
   occupancy expenses                           1,559               1,334

Store operating expenses                        1,134                 873

Other operating expenses                            -                  13

Depreciation and amortization                     203                 114

General and administrative expenses               717                 419

                                           ----------           ---------
      Income (loss) from operations              (420)                 92

Other income, net                                 126                  37

Interest expense                                  (15)                (22)
                                           ----------           ---------

      Income (loss) before benefit
        (provision) for income taxes             (309)                107

Benefit (provision) for income taxes              119                 (41)
                                           ----------           ---------

Net income (loss)                          $     (190)          $      66
                                           ==========           =========

Earnings (loss) per share                  $    (0.06)          $     .03
                                           ==========           =========

Shares used in computing
   earnings per share                       3,271,184           2,033,342

                 See accompanying notes to financial statements

                               COFFEE PEOPLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                    ----------------------------
                                                       March 31,       March 31,
                                                         1997            1996
                                                    -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $      (190)    $      66
   Adjustments to reconcile net
     income (loss) to net cash provided
     (used) by operating activities--
      Depreciation and amortization                          203           114
      Interest income on stock subscription                   (5)           (5)
      Changes in operating assets and
        liabilities:
         Accounts receivable                                   2           (10)
         Inventories                                         (53)           25
         Prepaid expenses                                    (47)           27
         Income taxes receivable                            (110)            -
         Other current assets                                 31             -
         Accounts payable                                    189          (240)
         Accrued liabilities                                 183            59
         Income taxes payable                                (47)          (61)
                                                     -----------     ---------
      Net cash provided (used) by
        operating activities                                 156           (25)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                (2,030)         (167)
   Change in other assets                                    (14)            -
   Construction accounts payable                              50             -
                                                     -----------     ---------
         Net cash used in investing activities            (1,994)         (167)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt and capital lease
     obligations                                             (35)         (206)
   Repayment of related party debt                            (5)           (4)
   Proceeds from private placement                             -         3,725
   Issuance of common stock, net                               4             6
                                                     -----------     ---------
         Net cash (used) provided by
           financing activities                              (36)        3,521

                                                     -----------     ---------
(DECREASE) INCREASE IN CASH                               (1,874)        3,329

CASH, beginning of period                                 10,274           260

                                                     ===========     =========
CASH, end of period                                  $     8,400     $   3,589
                                                     ===========     =========

                 See accompanying notes to financial statements.

                               COFFEE PEOPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

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

NOTE 2.  SUBSEQUENT EVENTS

Acquisition
-----------
In April 1997, the Company signed a definitive agreement to acquire 15 specialty coffee retail stores in Arizona from The Coffee Plantation, Inc., an Arizona corporation ("Coffee Plantation"). The purchase price will be approximately $8.2 million, plus the cost of inventory to be purchased at closing and will be accounted for under the purchase method of accounting. Thirteen of the units are located in Phoenix and two in Tucson. The Company will also be acquiring the wholesale coffee bean operations of Coffee Plantation.


Facilities
----------
In April 1997, the Company opened a new store in Los Angeles, California and closed one of its stores in Portland, Oregon. The closure was planned as a result of the stores' lease expiration and its close proximity to one of the Company's top producing stores. The Company believes that the closure of this store will not have a material impact on results of operations for 1997.


Employee Stock Purchase Plan
----------------------------
On May 1, 1997, 4,173 shares were issued at $4.52 for the subscription period ended April 30, 1997. The purchase price for each share is the lesser of 85 percent of the fair market value of such share on the first day of the subscription period or 85 percent of the fair market value on the last day of the subscription period. The fair market value is the average of the NASDAQ closing bid and asked prices on April 30, 1997.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward looking statements within the meaning of the federal securities laws and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion, depending on a variety of factors. Such factors include, but are not limited to, the price and availability of green coffee and other raw materials, successful execution of the Company's expansion plans, the ability of the Company to manage growth, the impact of competition, acceptance of the Company's products and image outside of Oregon and other risks detailed in the Company's annual report on Form 10-KSB and its Registration Statement on Form SB-2, effective September 25, 1996, both of which are on file with the Securities and Exchange Commission.

OVERVIEW
--------

         Coffee People sells coffee beverages, coffee beans, cookies, pastries and coffee related merchandise through retail specialty coffee stores. The first Coffee People store opened in 1983. As of March 31, 1997, the Company operated 29 stores.

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

         During the period from September 1996 through March 31, 1997, the Company opened ten of the approximately 30 stores which it planned to open by December 31, 1997. In April 1997, the Company signed a definitive agreement to purchase 15 specialty coffee retail stores in Arizona from The Coffee Plantation, Inc. The Company intends to continue to open or acquire stores during the remainder of 1997 to enable it to meet its 30-store goal. This is a forward-looking statement. Actual results may differ depending upon a variety of factors, including the Company's ability to successfully close the acquisition of the Coffee Plantation stores, to find optimal store locations at favorable lease rates and the ability to construct new stores within budgeted amounts.

         New stores typically incur higher than normal operating costs and lower than normal revenues during the first few months of store operation. Based on its overall experience at its Portland stores, on average the Company expects a store to break even at the store level by the third month of operation and to make a profit after allocation of corporate general and administrative expenses by the sixth month of operation. Two of the three stores opened during the fourth quarter of 1996, however, continue to incur operating losses at the store level. There can be no assurance that future stores will meet the Company's expectations for profitability.

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Revenues. Total revenues increased 12.2% to $3,193,000 for the three months ended March 31, 1997 from $2,845,000 for the same period in 1996. Retail sales increased 13.1% to $3,160,000 for the 1997 period from $2,793,000 for the 1996 period.

         Comparable store sales for the 19 stores open for the full three months ended March 31, 1997 and 1996 increased 3.5%, after removing the effect of the leap-year day in February 1996, primarily due to a price increase in September 1996 on coffee beverages. Comparable store sales during the quarter were adversely affected by a 10.6% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment and by a 20.9% decline in a store located in close proximity to one of the Company's top producing stores. The lease on the latter store expired and the store was closed in April 1997.

         The increase in comparable store sales represents 23.9% of the overall increase in retail sales. Incremental sales from the stores opened in the fourth quarter of 1996 and the first quarter of 1997 contributed 76.1% of the increase.

         Wholesale and other sales decreased 36.5% to $33,000 for the three months ended March 31, 1997 from $52,000 for the same period in 1996. The decrease was expected due to the Company's decision to turn over the servicing of the Company's wholesale business to an outside firm. These sales primarily represent sales made to the outside firm at a fixed mark-up over cost.

         Costs and expenses. Cost of sales and related occupancy expenses as a percentage of total revenues increased to 48.8% for the three months ended March 31, 1997 as compared to 46.9% for the same period in 1996. The primary components were an increase of 0.9% in cost of sales and an increase of 1.0% in occupancy costs. The increase in both cost of sales and occupancy as a percentage of total revenues is due primarily to the effect of the new stores opened during the fourth quarter of 1996 and first quarter of 1997 which stores have lower sales levels and, consequently, higher cost of sales and occupancy expenses as a percentage of sales.

         Store operating expenses as a percentage of retail sales increased to 35.9% for the three months ended March 31, 1997 from 31.3% for the same period in 1996. The increase is due primarily to higher initial operating expenses associated with the three new stores opened in the fourth quarter of 1996 and the seven new stores opened in the first quarter of 1997. The initial store operating expenses include employee recruiting and training and new store marketing and promotion expenses.

         Depreciation and amortization as a percentage of total revenues increased to 6.4% for the three months ended March 31, 1997 from 4.0% for the same period in 1996, due primarily to the impact of higher design and build-out costs for the stores opened in 1996 and 1997. These stores carry higher depreciation expense as a percentage of total revenues than stores opened prior to 1996.

         General and administrative expenses increased to $717,000 for the three months ended March 31, 1997 from $419,000 for the same period in 1996 due primarily to the addition of key management personnel, increased legal, accounting and professional fees associated with being a public company, and other costs necessary to achieve the Company's growth plans. As a percentage of total revenues, general and administrative expenses increased to 22.5% for the three months ended March 31, 1997 from 14.7% for the same period in 1996.

         Average store sales and store contribution margin. For the three months ended March 31, 1997, the Company's 15 neighborhood and drive-through stores open for the full period achieved average store sales of $151,000 and an average store contribution margin of 14.3% compared to $171,000 and 21.6%, respectively, for the 12 stores open during the full period of 1996. The decline in average store sales and store contribution margins is due to the three stores opened in the fourth quarter of 1996. Two of the three stores continue to incur operating losses. Without the effect of the three new stores the Company achieved average store sales for the period of $172,000 and an average store contribution margin of 20.2%. The six airport stores and one kiosk store open for the full period achieved average store sales of $112,000 and an average store contribution margin of 15.6%, respectively, compared to $102,000 and 9.6% for six airport stores and one kiosk open for the full period of 1996. The increase in store contribution margins at the Company's airport stores is due primarily to increased transaction volumes and lower labor costs as a percentage of sales at the airport stores.

         Other income. Other income as a percentage of total revenues increased to 3.9% for the three months ended March 31, 1997 from 1.3% for the same period in 1996 due to interest earned on the proceeds from the Company's initial public offering in September 1996.

         Interest Expense. Interest expense as a percentage of total revenues decreased to 0.5% for the three months ended from 0.8% for the same period in 1996, due primarily to a decrease in principal amount outstanding on existing debt.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company plans to open or acquire approximately 27 new retail stores during 1997 including the seven new stores opened during the first quarter of 1997. The Company estimates that the cost of constructing a new neighborhood coffee house based on its prototype design, including site selection costs, lease negotiation, store design, permitting, architectural fees, construction supervision, leasehold improvements and equipment, will be approximately $325,000. There can be no assurance, however, that costs of constructing new stores will not substantially exceed this estimate. In addition, the cost of acquiring existing stores may exceed the cost of building new stores.

         In April 1997, the Company signed a definitive agreement to acquire 15 Coffee Plantation stores in Arizona in a cash transaction. The cost of the acquisition will be approximately $8.2 million, plus the cost of inventory at closing. Of the total purchase price, $6.0 million is being financed with the proceeds from a five-year term loan from Bank of America. The remaining amount will come from company cash reserves.

         Working capital as of March 31, 1997 totaled $7,410,000 as compared to $9,472,000 at December 31, 1996.

         As of March 31, 1997 the Company had $8,400,000 in cash and equivalents.

         For the three months ended March 31, 1997 and for the same period in 1996, cash provided by operating activities was $156,000 and net cash used by operating activities was $25,000, respectively. For the three months ended March 31, 1997, the Company had net cash used by financing activities of $36,000. For the three months ended March 31, 1997 and for the same period in 1996, net cash used in investing activities was $1,994,000 and $167,000 respectively. The primary use of net cash used in investing activities was capital expenditures for new retail stores.

         For the three months ended March 31, 1996, net cash provided by financing activities totaled $3,521,000 primarily as a result of net proceeds of $3,725,000 from the Company's private placement completed in January 1996.

         The Company has a bank line of credit providing for borrowings through August 1, 1997 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's prime rate (8.5% as of March 31, 1997) and are secured by substantially all of the Company's assets, including accounts receivable, inventories, trade fixtures and equipment. As of March 31, 1997 there were no borrowings outstanding under the line of credit; however, $73,000 of the line was reserved for a letter of credit dated September 1996. The line of credit agreement contains restrictive covenants relating to certain financial ratios as well as the bank's standard covenants and restrictions. As of March 31, 1997, the Company was in compliance with all such debt covenants.

         The Company believes that anticipated cash flow from operations, existing cash and bank debt will be sufficient to meet the Company's anticipated capital requirements for planned expansion through the end of 1997.

COFFEE PRICES AND OTHER EXPENSES AND RISKS
------------------------------------------

         Coffee prices are volatile and the Company has experienced price fluctuations for its purchased coffee. During the first part of 1997, the commodities markets have witnessed a significant increase in the price of green coffee, with prices more than doubling from a level in the $1.15 per pound range in December 1996 to over $2.50 per pound in April 1997. The Company's supply agreement provides for the Company to purchase its coffee at a fixed amount over green cost. As a result, the Company's cost of coffee will fluctuate with the price of green coffee. The Company is currently experiencing higher costs for coffee as lower-cost inventories have been consumed and as forward commitments have been replaced with commitments at higher prices. If coffee prices remain at their current levels, the Company will continue to incur substantially higher prices for coffee. The Company's ability to raise prices in response to rising coffee prices may be limited by competitive pressures if other major specialty coffee retailers do not raise prices. The Company's inability to pass through higher coffee prices in the form of higher retail prices for beans and beverages could have a material adverse effect on the Company's earnings.

         On November 5, 1996, Oregon voters passed a ballot initiative which will raise the state minimum wage over a three-year period from $4.75 per hour to $6.50 per hour. Prior to 1997 the Company paid all employees, other than newly hired employees participating in a 20-hour training program, above the minimum wage in effect in 1997. In compliance with this initiative, the Company pays all employees at or above the minimum wage in effect in 1997. The Company does not expect the new minimum wage to have a material adverse effect on earnings in 1997. It is uncertain what impact, if any, the minimum wage increase will have on the Company's operating results beyond 1997; any impact is expected to be mitigated to some extent, however, by the Company's planned continued expansion outside Oregon.

         The Company's future results of operations and earnings could also be significantly affected by other factors, such as the Company's ability to find optimal store locations at favorable lease rates, increased competition within the specialty coffee industry, the Company's continued ability to hire, train, and retain qualified personnel, the Company's continued ability to obtain adequate capital to finance it's planned expansion and the Company's ability to successfully assimilate new and acquired stores into its existing operations and management structure.

NEW ACCOUNTING STANDARDS
------------------------

         Statement of Financial Accounting Standards No. 128, "Earnings per Share," simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces primary EPS with basic EPS that excludes dilution and uses the weighted-average number of common shares outstanding for the period. The Company is in the process of analyzing the impact of this statement and does not believe that it will have a material impact on earnings per share and anticipates adopting the provisions of the statement for 1997.

         Statement of Financial Accounting Standards No. 129, "Disclosure and Information about Capital Structure," applies only to nonpublic entities.

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