Form 10QSB
period 1997-06-30
COFFEE PEOPLE INC
filed 1997-08-14
CIK 925908

Securities And Exchange Commission
                             Washington, D.C. 20549
                 ----------------------------------------------

                                   Form 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition Period From       to
                                                 -----   ------

                      Commission File Number   0-21397
               ---------------------------------------------------

                               Coffee People, Inc.
             (Exact name of registrant as specified in its charter)

           Oregon                                     93-1073218
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

                           Yes [ X ]                          No [   ]

As of June 30, 1997, there were 3,247,512 shares of the registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                               COFFEE PEOPLE, INC.


                                      INDEX

                                                                         Page
PART I. FINANCIAL INFORMATION

   Item 1: Financial Statements                                            3

   Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6

PART II. OTHER INFORMATION                                                14

   Item 4: Submission of Matters to a vote of Security Holders.           14

   Item 6: Exhibits and Reports on Form 8-K                               14


   SIGNATURES                                                             15

EXHIBIT INDEX                                                             16

EXHIBIT 11  Statement Regarding Per Share Earnings                        17

EXHIBIT 27  Financial Data Schedule                                       18

PART I.           FINANCIAL INFORMATION
Item 1:           Financial Statements

                                                 COFFEE PEOPLE, INC.
                                                   BALANCE SHEETS
                                               (Dollars in thousands)

                                                       ASSETS
                                                                            June 30,                 December 31,
                                                                              1997                       1996
                                                                       --------------------      ---------------------
                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                                 $      4,537               $     10,274
    Accounts receivable                                                                 80                         26
    Inventories                                                                        539                        205
    Prepaid expenses                                                                   157                        141
    Income taxes receivable                                                            129                          -
    Deferred tax assets                                                                 27                         28
    Other current assets                                                                 4                         96
                                                                       --------------------      ---------------------
      Total current assets                                                           5,473                     10,770

Property and equipment, net                                                          7,755                      5,513
Goodwill, net                                                                        5,917                          -
Other assets                                                                            97                        129
                                                                       ====================      =====================
      Total assets                                                            $     19,242               $     16,412
                                                                       ====================      =====================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and
       capital lease obligations                                             $       1,306               $        115
    Current portion of long-term debt to related
      parties                                                                           21                         20
    Accounts payable                                                                 1,181                        533
    Construction accounts payable                                                      210                        321
    Accrued liabilities                                                                633                        262
    Provision for store closures and
      restructuring                                                                  2,346                          -
    Income taxes payable                                                                 -                         47
                                                                       --------------------      ---------------------
      Total current liabilities                                                      5,697                      1,298

Deferred tax liability                                                                  86                         86
Long-term debt and capital lease obligations                                         4,932                        267
Long-term debt to related parties                                                      148                        159
Stockholders' equity:
    Common stock, no par value; authorized,
      50,000,000 shares; issued and outstanding,
      3,247,512 and 3,237,432 shares                                                14,524                     14,492
    Stock subscription notes receivable                                               (292)                      (281)
    Retained (deficit) earnings                                                     (5,853)                       391
                                                                       --------------------      ---------------------
      Total stockholders' equity                                                     8,379                     14,602
                                                                       --------------------      ---------------------
      Total liabilities and stockholders' equity                              $     19,242               $     16,412
                                                                       ====================      =====================

                                        See accompanying notes to financial statements



                                                   COFFEE PEOPLE, INC.
                                                  STATEMENTS OF INCOME
                                     (Dollars in thousands, except per share amounts)


                                                            Three Months Ended                      Six Months Ended
                                                    ------------------------------------ ---------------------------------------
                                                        June 30,           June 30,          June 30,             June 30,
                                                          1997               1996              1997                 1996
                                                    ------------------ ----------------- ------------------   ------------------
                                                       (Unaudited)       (Unaudited)        (Unaudited)          (Unaudited)
Revenues:
   Retail sales                                            $    4,798        $    2,983         $    7,958           $    5,776
   Wholesale and other                                             91                48                124                  100
                                                    ------------------ ----------------- ------------------   ------------------
      Total revenues                                            4,889             3,031              8,082                5,876
Cost of sales and related
   occupancy expenses                                           2,412             1,449              4,014                2,783

Store operating expenses                                        1,814               931              2,949                1,804

Other operating expenses                                            1                12                  1                   25

Depreciation and amortization                                     344               118                547                  232

General and administrative
   expenses                                                       884               436              1,556                  855

Provision for store closures
   and restructuring                                            5,500                 -              5,500                    -

                                                    ------------------ ----------------- ------------------   ------------------
   Income (loss) from operations                               (6,066)               85             (6,485)                 177

Other income, net                                                  89                45                214                   82

Interest expense                                                  (77)              (21)               (92)                 (43)
                                                    ------------------ ----------------- ------------------   ------------------

   Income (loss) before benefit
     (provision) for income taxes                              (6,054)              109             (6,363)                 216

Benefit (provision) for income
   taxes                                                            -               (42)               119                  (83)

Net income (loss)                                          $   (6,054)        $      67         $   (6,244)           $     133
                                                    ================== ================= ==================   ==================

Earnings (loss) per share                                  $    (1.87)        $    0.03         $    (1.93)           $    0.07
                                                    ================== ================= ==================   ==================

 Shares used in computing
   earnings (loss) per share                                3,245,393         2,077,298          3,242,183            2,041,220


                                                   COFFEE PEOPLE, INC.
                                                STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)

                                                                                         Six Months Ended
                                                                         -------------------------------------------------
                                                                               June 30,                     June 30,
                                                                                 1997                         1996
                                                                         ----------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $      (6,244)                $      133
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities -
      Depreciation and amortization                                                        547                        232
      Provision for store closures and
         restructuring                                                                   5,500                          -
      Deferred provision for income taxes                                                    1                         24
      Interest income on stock subscriptions                                               (11)                       (12)
      Changes in operating assets and liabilities:
         Accounts receivable                                                               (54)                       (19)
         Inventories                                                                      (334)                        56
         Prepaid expenses                                                                  (52)                        76
         Income taxes receivable                                                          (129)                         -
         Other current assets                                                               92                          -
         Accounts payable                                                                  648                       (289)
         Accrued liabilities                                                               371                        (13)
         Income taxes payable                                                              (47)                       (40)
                                                                         ----------------------         ------------------
   Net cash provided by operating activities                                               288                        148

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                              (5,801)                      (443)
   Goodwill                                                                             (5,950)                         -
   Decrease in other assets                                                                (41)                       (57)
   Construction accounts payable                                                          (111)                         -
                                                                         ----------------------         ------------------
   Net cash used in investing activities                                               (11,903)                      (500)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt and capital lease
      obligations                                                                        6,000                          -
   Repayment of debt and capital lease obligations                                        (143)                      (202)
   Repayment of debt to related party                                                      (11)                       (44)
   Proceeds from private placement, net                                                      -                      3,725
   Issuance of common stock                                                                 32                          3
                                                                         ----------------------         ------------------
   Net cash provided by financing activities                                             5,878                      3,482
                                                                         ----------------------         ------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (5,737)                     3,130

CASH AND CASH EQUIVALENTS, beginning of period                                          10,274                        260
                                                                         ======================         ==================
CASH AND CASH EQUIVALENTS, end of period                                          $      4,537                $     3,390
                                                                         ======================         ==================

                                        See accompanying notes to financial statements.

                               COFFEE PEOPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

NOTE 1.           FINANCIAL STATEMENT PRESENTATION:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

NOTE 2.  ACQUISITION OF COFFEE PLANTATION

     On May 21, 1997, the Company acquired 15 specialty coffee retail stores in Arizona from The Coffee Plantation, Inc., an Arizona corporation ("Coffee Plantation"), for a purchase price of approximately $8,651,000. The transaction was structured as an acquisition of assets and was accounted for under the purchase method of accounting. Thirteen of the units are located in Phoenix and two are located in Tucson. The Company also acquired Coffee Plantation's wholesale coffee bean business. The Company financed $6,000,000 of the purchase price with a term note from its bank, payable in 60 fixed principal payments, plus interest (9% at June 30, 1997). In conjunction with the acquisition, the Company recorded goodwill of approximately $5,950,000.

NOTE 3.  PROVISION FOR STORE CLOSURES AND RESTRUCTURING

     During the second quarter, the Company incurred a provision for store closures and related restructuring of $5,500,000. The Company anticipates the closure or sale of the seven stores located outside the Company's primary markets of Oregon and Arizona. The Company wrote off the assets related to the seven stores, which included approximately $3,045,000 of property and equipment, $36,000 of prepaid expense, and $73,000 in other assets. The Company also established a current liability of approximately $2,346,000 for additional costs expected to be incurred in connection with the store closures and related restructuring.



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward looking statements within the meaning of the federal securities laws and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion depending on a variety of factors. Such factors include, but are not limited to, the price and availability of green coffee and other raw materials, successful execution of the Company's planned store dispositions, the ability of the Company to manage growth, the impact of competition, acceptance of the Company's products and image outside of Oregon and other risks detailed in the Company's 1996 Annual Report on Form 10-KSB and its Registration Statement on Form SB-2, effective September 25, 1996, both of which are on file with the Securities and Exchange Commission.

OVERVIEW
--------

         Coffee People sells coffee beverages, coffee beans, cookies, pastries and coffee related merchandise. The first Coffee People store opened in 1983. As of June 30, 1997, the Company operated 47 stores.

         In January 1996, the Company raised net proceeds of $3,725,000 in a private placement of Common Stock. In September 1996, the Company completed an initial public offering in which it raised net proceeds of $9,717,000 from the sale of 1,225,000 shares of Common Stock.

         At the time of its initial public offering, the Company operated 19 stores, all of which were located in Oregon. During the period from October 1996 through June 30, 1997, the Company opened 14 new stores -- two in Denver, Colorado, three in southern California, seven in the Portland, Oregon metropolitan area, and two in Chicago, Illinois. The Company closed one store in Portland, Oregon, in April 1997, as anticipated, upon expiration of the store lease.

     On May 21, 1997 the Company acquired 15 Coffee Plantation stores in Phoenix and Tucson, Arizona for cash consideration of approximately $8,651,000. The transaction was an acquisition of assets, accounted for under the purchase method of accounting. Assets acquired included property and equipment, leases, inventories, prepaid expenses, wholesale business assets and intangible assets. Of the total purchase price, $6,000,000 was financed with proceeds from a five-year term loan from Bank of America. One of the Coffee Plantation stores is scheduled to close upon expiration of the store lease in August 1997. The closure of this store is not expected to have a material adverse effect on the Company's revenues or income.

         During the second quarter, the Company incurred a provision of $5,500,000 relating to the anticipated closure or sale of the seven stores located outside its primary Oregon and Arizona markets and for related restructuring. Such stores include the two stores located in Denver, Colorado, the three stores located in southern California, and the two stores located in Chicago, Illinois. The Company intends to dispose of the stores as expeditiously as possible while endeavoring to maximize the amount of store value and to minimize the Company's total future cash outlays.

         The Company's decision to dispose of or close these stores was made because sales at these stores had not developed as anticipated and because the stores were incurring significant operating losses. The Company believes that by disposing of these stores, by focusing on its core markets, and by making substantial reductions in general and administrative overhead expense, it can return itself to profitability. This is a forward looking statement. There can be no assurance that all of these actions can be taken by the Company or that, if taken, such actions will return the Company to profitability.

         After the closure or disposition of the seven stores outside Oregon and Arizona, and the closure of the one Coffee Plantation store upon its lease expiration in August 1997, the Company will have a total of 39 stores --25 stores in Oregon and 14 in Arizona.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Revenues. Total revenues increased 61.3% to $4,889,000 for the three months ended June 30, 1997 from $3,031,000 for the same period in 1996. Retail sales increased 60.8% to $4,798,000 for the 1997 period from $2,983,000 for the 1996 period.

     Comparable store sales for the 18 stores open for the full three months ended June 30, 1997 and 1996 increased 2.8%, primarily due to a price increase effected in September 1996 on coffee beverages. Comparable store sales were adversely affected by a 14.0% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment.

         The increase in comparable store sales represents 4.5% of the overall increase in retail sales. Incremental sales from the three stores opened in the fourth quarter of 1996 contributed 12.5% of the increase. Incremental sales from the seven stores that opened in the first quarter of 1997 contributed 29.9% of the increase and incremental sales from the nineteen stores opened and acquired in the second quarter of 1997 contributed 56.6% of the increase. One store, located in close proximity to one of the company's most successful stores, was closed during the quarter due to the expiration of the lease. Sales for this store accounted for only 0.4% of total retail sales and had a negative impact of 3.5% on the overall retail sales increase. Sales at the Arizona stores contributed 52.4% of the overall increase in retail sales for the period and contributed 92.6% of the increase in sales from stores opened or acquired during the three months ended June 30, 1997.

         Wholesale and other sales increased 89.6% to $91,000 for the three months ended June 30, 1997 from $48,000 for the same period in 1996. The increase is due to sales from the wholesale business acquired as part of the Coffee Plantation acquisition. Sales from the Arizona wholesale business accounted for $54,000 of total wholesale and other sales for the quarter.

         Costs and expenses. Cost of sales and related occupancy expenses as a percentage of total revenues increased to 49.3% for the three months ended June 30, 1997 as compared to 47.8% for the same period in 1996. The primary components were an increase of 0.2% in cost of sales and an increase of 1.3% in occupancy costs. The increase in cost of sales as a percentage of total revenues is due primarily to the effect of the new stores opened in the first and second quarters of 1997 as well as higher coffee prices. The increase in occupancy expenses as a percentage of total revenues is due primarily to rent expenses incurred at the fourteen new stores opened in 1996 and 1997 which generated lower sales volumes than the Company's stores opened prior to 1996 and which, consequently, had higher occupancy expenses as a percentage of sales.

         Store operating expenses as a percentage of retail sales increased to 37.8% for the three months ended June 30, 1997 from 31.2% for the same period in 1996. The increase is due primarily to operating expenses associated with the fourteen new stores opened in 1996 and 1997. These stores, because of their low sales volumes, have higher operating expenses as a percentage of retail sales. The increase is also partly attributable to higher labor costs at the 15 Coffee Plantation stores in Arizona.

         Depreciation and amortization as a percentage of total revenues increased to 7.2% for the three months ended June 30, 1997 from 4.0% for the same period in 1996, due primarily to the impact of higher design and build-out costs for the stores opened in 1996 and 1997. These stores carry higher depreciation expense as a percentage of total revenues than stores opened prior to 1996. This category was further affected by the amortization of goodwill associated with the acquisition of the Coffee Plantation stores in Arizona.

         General and administrative expenses increased to $884,000 for the three months ended June 30, 1997 from $436,000 for the same period in 1996, due primarily to the costs associated with supporting the stores in California, Colorado and Illinois, the acquisition and assimilation of the Arizona stores, the addition of management personnel, and other costs. As a percentage of total revenues, general and administrative expenses increased to 18.1% for the three months ended June 30, 1997 from 14.4% for the same period in 1996.

         Average store sales and store contribution margin. For the three months ended June 30, 1997, the Company's 21 neighborhood and drive-through stores open for the full period achieved average store sales of $138,000 and an average store contribution margin of 8.4% compared to $187,000 and 20.7%, respectively, for the 12 stores open during the full period of 1996. The decline in average store sales and store contribution margins is due to the low sales volumes and relatively higher operating expenses at the 10 stores opened in the fourth quarter of 1996 and the first quarter of 1997. The six airport stores and one kiosk store open for the full period achieved average store sales of $121,000 and an average store contribution margin of 16.0%, respectively, compared to $106,000 and 11.3% for the full period of 1996. The increase in store contribution margins at the Company's airport stores is due primarily to labor efficiencies and product cost savings.

         Other income. Other income as a percentage of total revenues increased to 1.8% for the three months ended June 30, 1997 from 1.5% for the same period in 1996 due to interest earned on the proceeds remaining from the Company's initial public offering in September 1996.

         Interest Expense. Interest expense as a percentage of total revenues increased to 1.6% for the three months ended June 30, 1997 from 0.7% for the same period in 1996, as a result of interest incurred on the bank loan that helped finance the Coffee Plantation acquisition in May 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenues. Total revenues increased 37.5% to $8,082,000 for the six months ended June 30, 1997 from $5,876,000 for the same period in 1996. Retail sales increased 37.8% to $7,958,000 for the period from $5,776,000 in 1996.

     Comparable stores sales for the 18 stores open for the full six months ended June 30, 1997 and 1996 increased 2.9% due to a price increase effected in September 1996 on coffee beverages. Comparable store sales for the period were adversely affected by a 12.4% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment.

         The increase in comparable store sales represents 7.5% of the overall increase in retail sales. Incremental sales from the three stores opened in the fourth quarter of 1996 contributed 19.0% of the increase. Incremental sales from the seven stores opened in the first quarter of 1997 contributed 30.2% of the increase and incremental sales from the nineteen stores opened and acquired in the second quarter of 1997 contributed 47.1% of the increase. One store was closed during the period due to the expiration of its lease. Sales for this store accounted for 1.1% of total retail sales for the period and had a negative impact of 3.7% on the overall retail sales increase. Sales at the Arizona stores contributed 43.6% of the overall increase in retail sales for the period and contributed 56.4% of the increase in sales from stores opened or acquired during the six months ended June 30, 1997.

         Wholesale and other sales increased 24.0% to $124,000 for the six months ended June 30, 1997 from $100,000 for the same period in 1996. The increase is due to sales from the wholesale business acquired as part of the Coffee Plantation acquisition. Sales from the Arizona wholesale business accounted for $54,000 of total wholesale and other sales for the six months. The overall increase was offset by a decrease in the Company's Oregon wholesale business due to the Company's decision to turn over the servicing of its Oregon wholesale business to an outside firm. Sales made in Oregon to the outside firm are made at a fixed mark-up over cost.

         Costs and expenses. Cost of sales and related occupancy costs as a percentage of total revenues increased to 49.7% for the six months ended June 30, 1997 from 47.4% for the same period in 1996. The components of this increase were an increase in cost of sales of 0.6% and an increase in occupancy expenses of 1.8%. The increase in cost of sales as a percentage of sales was due to the effect of new stores opened in the first and second quarters of 1997 which stores had higher product costs as a percentage of sales than the company's more mature stores and because of higher coffee prices in 1997. The increase in occupancy expenses as a percentage of total revenues is due primarily to rent on the fourteen new stores opened in 1996 and 1997, which stores, because of low sales volumes, have higher occupancy expenses as a percentage of sales.

         Store operating expenses as a percentage of retail sales increased to 37.1% for the six months ended June 30, 1997 from 31.2% for the same period in 1996. The increase is due primarily to operating expenses associated with the fourteen new stores opened in 1996 and 1997. These stores, because of their low sales volumes, have higher operating expenses as a percentage of retail sales.

The increase is also partly attributable to higher labor costs at the 15 Coffee Plantation stores in Arizona.

         Depreciation and amortization as a percentage of total revenues increased to 6.8% for the six months ended June 30, 1997 from 4.0% for the same period in 1996, due to the impact of higher build-out costs for stores opened in 1996 and 1997. The new stores carry higher depreciation expense as a percentage of sales than stores opened before 1996. This category was further affected by the amortization of goodwill associated with the acquisition of the Coffee Plantation stores in Arizona.

         General and administrative expenses as a percentage of total revenues increased to 19.3% for the six months ended June 30, 1997 compared to 14.6% for the same period in 1996, due primarily to the costs associated with supporting the stores in California, Colorado and Illinois, the acquisition and assimilation of the Arizona stores and the addition of management personnel.

     Average store sales and store contribution margin. For the six months ended June 30, 1997, the Company's 14 neighborhood and drive-through stores open for the full period achieved average store sales of $325,000 and an average store contribution margin of 15.1% compared to $360,000 and 21.1%, respectively, for the 12 neighborhood and drive-through stores open during the full period of 1996. The decrease in average store sales is due to the lower sales volume achieved at the three stores opened in fourth quarter of 1996. The decrease in contribution margin is due to the operating losses incurred by these three stores during the six-month period. The Company's airport and kiosk stores open for the full period achieved average store sales of $233,000 and an average store contribution margin of 15.8%, as compared to $208,000 and 10.4%, respectively, for 1996. The increase in average store sales for the Company's airport and kiosk stores resulted from higher transaction volumes at the airport and from the price increase effected in September 1996 on coffee beverages. The increased contribution margin is primarily due to labor efficiencies and product cost savings at the airport stores.

         Other income. Other income as a percentage of total revenues increased to 2.7% for the six months ended June 30, 1997 from 1.4% for the same period in 1996, due to interest earned on the remaining proceeds from the Company's initial public offering in September 1996.

         Interest Expense. Interest expense as a percentage of total revenues increased to 1.1% for the six months ended June 30, 1997 from 0.7% for the same period in 1996, as a result of interest incurred on the bank loan to help finance the Coffee Plantation acquisition in May 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         With respect to the seven stores identified for sale, disposition or closure, the Company will continue to make cash outlays for store losses and for such items as rent, utilities and insurance until such time as it is able to sell the store or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the lease. There can be no assurance that the Company will be successful at selling its stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If the Company is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases.

         The Company has suspended its plans to open or acquire new stores, pending the disposition of its stores outside of its core Oregon and Arizona markets. The Company may resume new store development or acquisitions, however, if circumstances warrant. Furthermore, the Company intends to evaluate a number of strategic alternatives and has retained Black & Company, Inc. a Portland, Oregon-based investment banking firm, to advise it on a full range of potential actions, including strategic acquisitions of other specialty coffee retailers and the merger or sale of the company.

         As of June 30, 1997 the Company had $4,537,000 in cash and equivalents.

          The Company had a working capital deficit of $224,000 as of June 30, 1997 as compared to positive working capital of $9,472,000 at December 31, 1996.

         For the six months ended June 30, 1997 and for the same period in 1996, cash provided by operating activities was $288,000 and $148,000, respectively.

         For the six months ended June 30, 1997 the Company had net cash provided by financing activities of $5,878,000 primarily as a result of the $6,000,000 bank loan used to help finance the acquisition of the Coffee Plantation stores in May 1997. For the six months ended June 30, 1996, net cash provided by financing activities totaled $3,482,000 primarily as a result of net proceeds of $3,725,000 from the Company's private placement completed in January 1996.

         The Company has a bank line of credit with Bank of America providing for borrowings through August 1, 1998 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's prime rate (9.0% as of June 30, 1997) and are secured by substantially all of the Company's assets, including accounts receivable, inventories, trade fixtures and equipment. As of June 30, 1997, there were no borrowings outstanding under the line of credit; however, $73,000 of the line was reserved for a letter of credit dated August 1, 1997.

         As a result of the $5,500,000 write off taken in the second quarter to provide for store closures and related restructuring charges, the Company fell out of compliance with certain financial covenants and other terms of its loan agreement with Bank of America relating to its credit line, to the $6,000,000 term loan used to help finance the Coffee Plantation acquisition, and to another term loan with a balance as of June 30, 1997, of $80,500. Bank of America has agreed to waive such noncompliance, provided that the Company maintains minimum cash balances of $2,400,000 and provided that certain financial information is periodically provided to the bank. As of August 12, 1997, the company was in compliance with such terms.

         For the six months ended June 30, 1997 and for the same period in 1996, net cash used in investing activities was $11,903,000 and $500,000 respectively. The primary use of net cash used in investing activities was for the acquisition of the Coffee Plantation stores in May 1997 for which the Company paid approximately $8,651,000. The remaining cash used in investing activities was for capital expenditures relating to the new retail stores. The Company currently anticipates that any significant capital expenditures for the remaining two quarters of 1997 will be curtailed pending activities related to the disposition or closure of the seven stores outside of Oregon and Arizona.

         The Company believes that anticipated cash flow from operations, existing cash and bank debt will be sufficient to meet the Company's cash requirements through the end of 1997.


STORE CLOSURES, COFFEE PRICES, AND OTHER RISKS
---------------------------------------------------------

         In connection with the disposition or closure of the seven Company stores outside of Oregon and Arizona, the Company may incur substantially greater expenses than is currently anticipated. Such expenses could result from, among other risks, the inability of the Company to discharge its lease obligations upon store closure, expenses and liabilities incurred in connection with the layoff of store employees and losses relating to disposition of store inventory and supplies. In addition, the sale or closure of the stores will require the attention of Company management, which during the transition period may have an adverse effect on the Company's operations in Oregon and Arizona.

     Coffee prices continue to be volatile and the Company continues to experience price fluctuations for purchased coffee. During the first half of 1997, the commodities markets have witnessed a significant increase in the price of green coffee, with prices for coffee climbing from a level in the $1.15 per pound range in December 1996 to over $2.85 per pound in June 1997. The Company's supply agreement provides for the Company to purchase its coffee at a fixed amount over green cost. As a result, the Company's cost of coffee will fluctuate with the price of green coffee. Because the current market price for green coffee is substantially higher than existed prior to December 1996, the Company is incurring higher coffee costs. In response to these higher prices, the Company initiated a price increase in late June 1997 on both drinks and whole beans. It is uncertain what impact, if any, this price increase will have on transaction volumes. The Company's inability to pass through higher coffee prices in the form of higher retail prices, or a consequent reduction in sales because of fewer customer transactions, could have a material adverse affect on the Company's earnings.

         In addition to the risks set forth above, the Company is subject to, and reference is made to, the risks detailed in the Company's 1996 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1997, and Registration Statement on Form SB-2, effective September 25, 1997.


NEW ACCOUNTING STANDARDS
------------------------

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces primary EPS with basic EPS that excludes dilution and uses the weighted-average number of common shares outstanding for the period. This statement is effective for financial statements for periods ending after December 15, 1997, with restatement of prior earnings per share required. The Company is in the process of analyzing the impact of this statement and does not believe that it will have a material impact on earnings per share.

PART II.          OTHER INFORMATION
Item 4:           Submission of Matters to a vote of Security Holders.

         (a) The annual meeting of stockholders of the registrant was held on April 24, 1997.

         (b) The meeting involved the election of directors. Proxy statements for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed on the proxy statement. All of management's nominees were elected. The following table sets forth information with respect to votes cast for and against each nominee:

                              Votes for   Votes Against   Votes      Broker
         Nominee              Election      Election    Abstaining  Non-votes
         -------              --------      --------    ----------  ---------
         James L. Roberts     2,665,577      1,450          0          -
         Douglas L. Ayer      2,665,277      1,750          0          -
         Gary G. Talboy       2,665,027      2,000          0          -
         Jeffrey M. Ferguson  2,665,327      1,700          0          -
         Taylor H. Devine     2,664,977      2,050          0          -

         The stockholders ratified appointment of Arthur Andersen LLP as independent auditors. The appointment was approved by a vote of 2,654,968 in favor, 4,000 against, and 8,059 abstentions and no broker non-votes.


Item 6:           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11 Statement Regarding Computation of Per Share Earnings

                  27 Financial Data Schedule


         (b)      Reports on Form 8-K

         The Registrant filed two Current Reports on Form 8-K during the quarter ended June 30, 1997.

         A Current Report dated April 21, 1997 was filed to report under Item 5 an agreement to purchase 15 retail specialty coffee stores in Arizona from Coffee Plantation.

         A Current Report on Form 8-K dated May 21, 1997, as amended by a Current Report on Form 8-K/A of the same date filed August 4, 1997, was filed to report under Item 2 the closing of the Coffee Plantation acquisition, and under Item 5 the resignation of James L. Roberts as Chief Executive Officer and the appointment of Taylor H. Devine as President and Chief Executive Officer.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Coffee People, Inc.



                               /s/ Kenneth B. Ross
                               -------------------
                               Kenneth B. Ross
                               Chief Financial Officer
                                and Secretary

                               Signing on behalf of the registrant and as principal financial officer

                                  EXHIBIT INDEX

EXHIBIT                                                          PAGE
-------                                                          ----
  11           Statement Regarding Per Share Earnings

  27           Financial Data Schedule