Form 10QSB
period 1997-09-30
COFFEE PEOPLE INC
filed 1997-11-14
CIK 925908

Securities And Exchange Commission
                             Washington, D.C. 20549

                 ----------------------------------------------

                                   Form 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Transition Period From       to
                                                  -----    -----

                         Commission File Number 0-21397
               ---------------------------------------------------

                               Coffee People, Inc.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Oregon                              93-1073218
    -------------------------------               -------------------
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

                           Yes [ X ]          No [   ]

As of September 30, 1997, there were 3,261,085 shares of the registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                               COFFEE PEOPLE, INC.


                                      INDEX
                                                                       Page

PART I. FINANCIAL INFORMATION

   Item 1:  Financial Statements                                         3

   Item 2:  Management's Discussion and Analysis of Financial            8
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

   Item 2:  Changes in Securities and Use of Proceeds                   17

   Item 6:  Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                              18

EXHIBIT INDEX                                                           19

EXHIBIT 10.1      Engagement letter with Black & Company, Inc.,
                           dated August 7, 1997                         20

EXHIBIT 10.2      Amendment No. 3 to Business Loan Agreement with
                           Bank of America, dated August 12, 1997       25

EXHIBIT 10.3      Amendment No. 4 to Business Loan Agreement with
                           Bank of America, dated October 10, 1997      26

EXHIBIT 11        Statement Regarding Per Share Earnings                29

EXHIBIT 27        Financial Data Schedule                               30

PART I.           FINANCIAL INFORMATION
Item 1:           Financial Statements

                                                COFFEE PEOPLE, INC.
                                                  BALANCE SHEETS
                                              (Dollars in thousands)

                                                      ASSETS
                                                                                       September 30,             December 31,
                                                                                           1997                      1996
                                                                                       ------------              -----------
                                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                                        $    2,907                $   10,274
    Accounts receivable                                                                     130                        26
    Inventories                                                                             594                       205
    Prepaid expenses                                                                        212                       141
    Income taxes receivable                                                                 129                         -
    Deferred tax assets                                                                      28                        28
    Other current assets                                                                      2                        96
                                                                                      ----------               -----------
      Total current assets                                                                4,002                    10,770

Property and equipment, net                                                               7,626                     5,513
Goodwill, net                                                                             5,878                         -
Other assets                                                                                119                       129
                                                                                     -----------               -----------
      Total assets                                                                   $   17,625                $   16,412
                                                                                     ===========               ===========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital
      lease obligations                                                              $    1,307                $      115
    Current portion of long-term debt to related parties                                     19                        20
    Accounts payable                                                                      1,005                       533
    Construction accounts payable                                                             -                       321
    Accrued liabilities                                                                     566                       262
    Provision for store closures and restructuring                                        1,820                         -
    Income taxes payable                                                                      -                        47
                                                                                     -----------               -----------
      Total current liabilities                                                           4,717                     1,298

Deferred tax liability                                                                       86                        86
Long-term debt and capital lease obligations                                              4,604                       267
Long-term debt to related parties                                                           145                       159
Stockholders' equity:
    Common stock, no par value; authorized,
      50,000,000 shares; issued and outstanding,
      3,261,085 and 3,237,432 shares                                                     14,544                    14,492
    Stock subscription notes receivable                                                    (297)                     (281)
    Retained earnings (deficit)                                                          (6,174)                      391
                                                                                     -----------               -----------
      Total stockholders' equity                                                          8,073                    14,602
                                                                                     -----------               -----------
      Total liabilities and stockholders' equity                                     $   17,625                $   16,412
                                                                                     ===========               ===========

                                        See accompanying notes to financial statements.



                                                  COFFEE PEOPLE, INC.
                                                  STATEMENTS OF INCOME
                                   (Dollars in thousands, except per share amounts)


                                                                Three Months Ended                    Nine Months Ended
                                                           ---------------------------          -----------------------------
                                                           Sept 30,           Sept 30,           Sept 30,           Sept 30,
                                                             1997               1996               1997               1996
                                                          ----------         ----------         ----------         ----------
                                                          (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)

Revenues:
   Retail sales                                         $   5,868          $   3,107          $  13,827          $   8,885
   Wholesale and other                                        123                 41                247                142
                                                        ----------         ----------         ----------         ----------
      Total revenues                                        5,991              3,148             14,074              9,027
Cost of sales and related
   occupancy expenses                                       2,975              1,542              6,946              4,324

Store operating expenses                                    2,095                976              5,044              2,745

Other operating expenses                                        1                  5                  3                 44

Depreciation and amortization                                 421                132                966                364

General and administrative
   expenses                                                   725                443              2,326              1,323

Provision for store closures
   and restructuring                                            -                  -              5,500                  -
                                                        ----------         ----------         ----------         ----------
   Income (loss) from operations                             (226)                50             (6,711)               227

Other income, net                                              56                 49                270                132

Interest expense                                             (150)               (22)              (242)               (65)
                                                        ----------         ----------         ----------         ----------
   Income (loss) before benefit
     (provision) for income taxes                            (320)                77             (6,683)               294

Benefit (provision) for income
   taxes                                                        -                (30)               119               (113)
                                                        ----------         ----------         ----------         ----------
Net income (loss)                                       $    (320)         $      47          $  (6,564)         $     181
                                                        ==========         ==========         ==========         ==========
Earnings (loss) per share                               $   (0.10)         $    0.02          $   (2.02)         $    0.09
                                                        ==========         ==========         ==========         ==========
Shares used in computing
   earnings (loss) per share                            3,252,958          2,134,929          3,245,814          2,066,253


                                       See accompanying notes to financial statements.



                                                    COFFEE PEOPLE, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                   (Dollars in thousands)
                                                        (Unaudited)
                                                                                               Nine Months Ended
                                                                                   ---------------------------------------
                                                                                     Sept 30,                   Sept 30,
                                                                                       1997                       1996
                                                                                   -----------                ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $   (6,564)               $     181
     Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities -
        Depreciation and amortization                                                   966                      364
        Provision for store closures and
           restructuring                                                              4,974                        -
        Interest income on stock subscription                                           (16)                     (18)
        Changes in operating assets and liabilities:
           (Increase) in accounts receivable                                           (104)                     (12)
           (Increase) decrease in inventories                                          (389)                      66
           (Increase) decrease in prepaid expenses                                     (107)                       5
           (Increase) in income taxes receivable                                       (129)                       -
           Decrease (increase) in other current assets                                   94                      (30)
           Increase (decrease) in accounts payable                                      472                     (231)
           Increase in accrued liabilities                                              303                      121
           (Decrease) in income taxes payable                                           (47)                      (2)
                                                                                 -----------              -----------
        Net cash (used in) provided by operating
          activities                                                                   (547)                     444

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                                         (5,990)                    (859)
     Goodwill                                                                        (6,012)                       -
     Change in other assets                                                             (63)                     (38)
     Construction accounts payable                                                     (321)                       -
                                                                                 -----------              -----------
        Net cash used in investing activities                                       (12,386)                    (897)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt and capital lease obligations                                 6,000                        -
     Repayment of debt and capital lease obligations                                   (461)                     (271)
     Repayment of related party debt                                                    (25)                      (12)
     Issuance of common stock, net                                                       52                    13,599
     Proceeds from payment on stock subscription note                                     -                        84
                                                                                 -----------               -----------
        Net cash provided by financing activities                                     5,566                    13,400
                                                                                 -----------               -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (7,367)                   12,947

CASH AND CASH EQUIVALENTS, beginning of period                                       10,274                       260
                                                                                 -----------               -----------
CASH AND CASH EQUIVALENTS, end of period                                         $    2,907                $   13,207
                                                                                 ===========               ===========

                                       See accompanying notes to financial statements.

                               COFFEE PEOPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

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

NOTE 2.   ACQUISITION OF COFFEE PLANTATION

         On May 21, 1997, the Company acquired 15 specialty coffee retail stores in Arizona from The Coffee Plantation Inc., an Arizona corporation ("Coffee Plantation"), for a purchase price of approximately $8,651,000. The transaction was structured as an acquisition of assets and was accounted for under the purchase method of accounting. Thirteen of the units are located in Phoenix and two are located in Tucson. One of the Coffee Plantation stores was closed at the end of August 1997, as anticipated, upon expiration of the store lease. The
Company also acquired Coffee Plantation's wholesale coffee bean business. The Company financed $6,000,000 of the purchase price with a term loan from its bank, payable in 60 fixed principal payments, plus interest (9% at September 30, 1997). In conjunction with the acquisition, the Company recorded goodwill of approximately $6,012,000 which it is amortizing over a period of 15 years.

NOTE 3.   PROVISION FOR STORE CLOSURES AND RESTRUCTURING

         During the second quarter, the Company incurred a provision for store closures and related restructuring of $5,500,000. The Company anticipates the closure or sale of the seven stores outside the Company's primary markets in Oregon and Arizona. The Company wrote off the assets related to the seven stores, which included approximately $3,045,000 in property and equipment, $36,000 in prepaid expenses, and $73,000 in other assets. The Company also established a current liability of approximately $2,346,000 for additional costs expected to be incurred in connection with the store closures and related restructuring.


NOTE 4:   SUBSEQUENT EVENT:  BUSINESS COMBINATION

         On November 13, 1997, the Company entered into a definitive agreement that provides for the combination of the Company with Gloria Jean's Inc., a Delaware corporation and an indirect wholly owned subsidiary of The Second Cup Ltd., a Toronto-based public company. Gloria Jean's is a specialty coffee retail company, currently with 272 stores, of which 240 are franchised stores. Gloria Jean's also operates a coffee bean roasting facility in Castroville, California.

         Pursuant to the agreement, Gloria Jean's will become a wholly owned subsidiary of the Company, and the Company will issue to a subsidiary of The Second Cup Ltd. approximately 7.5 million shares (subject to adjustment), representing approximately 69.5 percent of the Company's outstanding common stock post-transaction. The number of shares to be issued by the Company is subject to adjustment based on the financial performance of both the Company and Gloria Jean's Inc., during the period form July 1, 1997 to December 31, 1997.

         The closing of the transaction is subject to certain conditions, including obtaining certain regulatory approvals and obtaining the approval of the Company's shareholders. Shareholders representing over 50 percent of the currently outstanding common stock of the Company have signed commitments to vote in favor of the transaction. The transaction is expected to close as soon as practicable after obtaining all necessary approvals.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward-looking statements within the meaning of the federal securities laws and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion, depending on a variety of factors. Such factors include, but are not limited to, the price and availability of green coffee and other raw materials, successful execution of the Company's planned store dispositions, the ability of the Company to manage growth, the impact of competition, acceptance of the Company's products and image outside of Oregon and Arizona and other risks detailed in the Company's 10-KSB and its Registration Statement on Form SB-2, effective September 25, 1996, both of which are on file with the Securities and Exchange Commission.

OVERVIEW
--------

         Coffee People sells coffee beverages, coffee beans, cookies, pastries and coffee related merchandise. The first Coffee People store opened in 1983. As of September 30, 1997, the Company operated 45 stores.

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

         On May 21, 1997 the Company acquired 15 Coffee Plantation stores in Phoenix and Tucson, Arizona for cash consideration of approximately $8,651,000. The transaction was an acquisition of assets, accounted for under the purchase method of accounting. Assets acquired included property and equipment, leases, inventories, prepaid expenses, wholesale business assets and intangible assets. Of the total purchase price, $6,000,000 was financed with proceeds from a five-year term loan from Bank of America. One of the Coffee Plantation stores was closed at the end of August 1997, as anticipated, upon expiration of the store lease.

         During the second quarter of 1997, the Company incurred a provision of $5,500,000 relating to the anticipated closure or sale of the seven stores located outside its primary Oregon and Arizona markets and for related restructuring. Such stores include the two stores located in Denver, Colorado, the three stores located in southern California, and the two stores located in Chicago, Illinois. The Company intends to dispose of the stores as expeditiously as possible while endeavoring to maximize the amount of store value and to minimize the Company's total future cash outlays.

         The Company's decision to dispose of or close these stores was made because sales at these stores had not developed as anticipated and because the stores were incurring significant operating losses. The Company believes that by disposing of these stores, by focusing on its core markets, and by making substantial reductions in general and administrative overhead expense, it can return itself to profitability. This is a forward-looking statement. There can be no assurance that all of these actions can be taken by the Company or that, if taken, such actions will return the Company to profitability.

         As of October 31, 1997, the Company had closed one of the stores in Chicago, Illinois, but is still making payments on the lease obligation. The Company is endeavoring to sell the remaining six stores and, accordingly, has not yet closed these stores.

         After the closure or disposition of the seven stores outside Oregon and Arizona, the Company will have a total of 39 stores -- 25 stores in Oregon and 14 in Arizona.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues. Total revenues increased 90.3% to $5,991,000 for the three months ended September 30, 1997 from $3,148,000 for the same period in 1996.
Retail sales increased 88.9% to $5,868,000 for the 1997 period from $3,107,000 for the 1996 period. Revenues for the quarter represent sales made at the Company's stores in Oregon and Arizona and do not include operating results of the seven stores outside Oregon and Arizona which are slated for closure or sale.

         Comparable store sales for the 18 stores open for the three months ended September 30, 1997 and 1996 declined 0.9% primarily due to lower transaction volumes. Comparable store sales were adversely affected by a 16.7% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment.

         Incremental sales from the Arizona stores acquired in the second quarter contributed 75.6% of the increase and incremental sales from the seven Oregon stores opened since September 30, 1996 accounted for the remainder of the increase in retail sales for the three months ended September 30, 1997. One of the stores in Arizona was closed during the quarter, as anticipated, upon the expiration of its lease. Sales from this store represented 0.9% of total retail sales.

         Wholesale and other sales increased 200.0% to $123,000 for the three months ended September 30, 1997 from $41,000 for the same period in 1996. The increase was due to sales from the wholesale business acquired as part of the Coffee Plantation acquisition. Sales from the Arizona wholesale business accounted for $85,000 of total wholesale and other sales for the quarter.

         Costs and expenses. Cost of sales and related occupancy expenses as a percentage of total revenues increased to 49.7% for the three months ended

September 30, 1997 as compared to 49.0% for the same period in 1996. The primary components were an increase of 0.3% in cost of sales and an increase of 0.4% in occupancy costs. The increase in cost of sales as a percentage of total revenues was due primarily to the effect of higher coffee prices. The increase in occupancy expenses as a percentage of total revenues was due primarily to rent expenses incurred at the Company's Arizona stores. The Arizona stores, acquired in May 1997, have higher overall occupancy costs than the Company's Oregon stores.

         Store operating expenses as a percentage of retail sales increased to 35.7% for the three months ended September 30, 1997 from 31.4% for the same period in 1996. The increase was due primarily to higher operating expenses associated with the seven new stores opened in Oregon since September 30, 1996 and to higher labor and operating costs at the Coffee Plantation stores in Arizona.

         Depreciation and amortization as a percentage of total revenues increased to 7.0% for the three months ended September 30, 1997 from 4.2% for the same period in 1996, due primarily to the impact of higher costs for stores opened and acquired since September 30, 1996. These stores carry higher depreciation expense as a percentage of total revenues than stores opened prior to 1996. The increase in 1997 was further affected by the amortization of goodwill associated with the acquisition of the Coffee Plantation stores in Arizona.

         General and administrative expenses increased to $725,000 for the three months ended September 30, 1997 from $443,000 for the same period in 1996, due to higher overhead costs associated with the Company's growth in Oregon and Arizona. As a percentage of total revenues, general and administrative expenses decreased to 12.1% for the three months ended September 30, 1997 from 14.1% for the same period in 1996.

         Average store sales and store contribution margin. For the three months ended September 30, 1997, the Company's 26 neighborhood and drive-through stores open for the full period achieved average store sales of $169,000 and an average store contribution margin of 13.5% compared to $196,000 and 19.0%, respectively, for the 11 stores open during the full period of 1996. The decline in average store sales was due to lower sales volumes at the seven Oregon stores opened in the fourth quarter of 1996 and the first six months of 1997. The decline in store contribution margins at the Company's neighborhood and drive-through stores was due to higher operating expenses incurred at the seven Oregon stores opened since September 30, 1996 and to higher operating expenses at the Company's Coffee Plantation neighborhood units. The six airport stores and seven kiosk stores open for the full period achieved average store sales of $109,000 and an average store contribution margin of 24.3%, respectively, compared to $124,000 and 12.3% for the six airport units and one kiosk open for the full period of 1996. The decrease in average store sales for the Company's airport and kiosk stores was due to lower average sales volumes at the four kiosk and two cart units located in Arizona. The increase in store contribution margins from the Company's airport and kiosk units was due to higher unit contribution margins at the kiosks and carts located in Arizona.

         Interest Expense. Interest expense as a percentage of total revenues increased to 2.5% for the three months ended September 30, 1997 from 0.7% for the same period in 1996, as a result of interest incurred on the bank loan obtained to finance in part the Coffee Plantation acquisition in May 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues. Total revenues increased 55.9% to $14,074,000 for the nine months ended September 30, 1997 from $9,027,000 for the same period in 1996.
Retail sales increased 55.6% to $13,827,000 for the period from $8,885,000 in 1996. Revenues for the nine month period include sales through June 30, 1997 for the seven stores outside Oregon and Arizona which are slated for closure or sale. Retail sales for these seven stores represented 3.4% of total retail sales.

         Comparable stores sales for the 18 stores open for the full nine month periods ended September 30, 1997 and 1996 increased 1.5% due to price increases effected in September 1996 and July 1997, which increases were partially offset by lower transaction volumes. Comparable store sales for the period were adversely affected by a 13.8% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment.

         The increase in comparable store sales represented 2.7% of the overall increase in retail sales. Incremental sales from the Arizona stores acquired in the second quarter contributed 61.5% of the increase and incremental sales from the seven Oregon stores opened since September 30, 1996, accounted for the remainder of the increase in retail sales for the three months ended September 30, 1997. One store in Oregon was closed in April and one store in Arizona was closed, as anticipated, at the end of August upon expiration of leases. Sales from these stores represented 1.2% of total retail sales during the nine month period.

         Wholesale and other sales increased 73.9% to $247,000 for the nine months ended September 30, 1997 from $142,000 for the same period in 1996. The increase was due to sales from the wholesale business acquired as part of the Coffee Plantation acquisition. Sales from the Arizona wholesale business accounted for $139,000 of total wholesale and other sales for the nine months. The overall increase was offset by a decrease in the Company's Oregon wholesale business due to the Company's decision in 1996 to turn over the servicing of its Oregon wholesale business to an outside firm. Sales made in Oregon to the outside firm are made at a fixed mark-up over cost.

         Costs and expenses. Cost of sales and related occupancy costs as a percentage of total revenues increased to 49.4% for the nine months ended September 30, 1997 from 47.9% for the same period in 1996. The primary components were an increase in cost of sales of 0.6% and an increase in occupancy expenses of 0.9%. The increase in cost of sales as a percentage of sales was due primarily to the effect of higher coffee prices in 1997 and to the effect of new stores opened in the first and second quarters of 1997 which stores had higher product costs as a percentage of sales than the Company's more mature stores. The increase in occupancy expenses as a percentage of total revenues was due primarily to rent expenses incurred at the Company's Arizona stores. The Arizona stores, acquired in May 1997, have higher overall occupancy costs than the Company's Oregon stores.

         Store operating expenses as a percentage of retail sales increased to 36.5% for the nine months ended September 30, 1997 from 30.9% for the same period in 1996. The increase was due primarily to higher operating expenses associated with new stores opened or acquired since September 30, 1996.

         Depreciation and amortization as a percentage of total revenues increased to 6.9% for the nine months ended September 30, 1997 from 4.0% for the same period in 1996, due to the impact of higher costs for stores opened and acquired since September 30, 1996. These stores carry higher depreciation expense as a percentage of total revenues than stores opened prior to 1996. The increase in 1997 was further affected by the amortization of goodwill associated with the acquisition of the Coffee Plantation stores in Arizona.

         General and administrative expenses as a percentage of total revenues increased to 16.5% for the nine months ended September 30, 1997 compared to 14.7% for the same period in 1996, due primarily to higher overhead costs associated with the Company's growth in Oregon and Arizona as well as overhead costs through June 30, 1997 associated with the operation of the stores now slated for closure or sale in California, Colorado and Illinois.

         Average store sales and store contribution margin. For the nine months ended September 30, 1997, the Company's 12 neighborhood and drive-through stores open for the full period achieved average store sales of $542,000 and an average store contribution margin of 19.0% compared to $574,000 and 20.7%, respectively, for 1996. The decrease in average store sales was due primarily to the lower sales volume achieved at the Oregon store opened in fourth quarter of 1996. The decrease in contribution margin was due to higher operating expenses at these stores. The Company's airport and kiosk stores open for the full period achieved average store sales of $364,000 and an average store contribution margin of 16.5%, as compared to $332,000 and 11.1%, respectively, for 1996. The increase in average store sales for the Company's airport and kiosk stores resulted from higher transaction volumes at the airport and from higher average transaction amounts attributable to the price increase effected in September 1996 on coffee beverages. The increased contribution margin was primarily due to labor efficiencies and product cost savings at the airport stores.

         Interest Expense. Interest expense as a percentage of total revenues increased to 1.7% for the nine months ended September 30, 1997 from 0.7% for the same period in 1996, as a result of interest incurred on the bank loan obtained to finance in part the Coffee Plantation acquisition in May 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         With respect to the seven stores identified for sale, disposition or closure, the Company will continue to make cash outlays for store losses and for such items as rent, utilities and insurance until such time as it is able to sell the store or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the lease. There can be no assurance that the Company will be successful at selling its stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If the Company is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases. As of October 31, 1997, the Company had closed one of the stores in Chicago, Illinois, but is still making payments on the lease obligation. The Company is endeavoring to sell the remaining six stores and, accordingly, has not yet closed these stores.

         The Company has suspended its plans to open or acquire new stores, pending the disposition of its stores outside its core Oregon and Arizona markets, although the Company has committed to build an additional unit at Portland International Airport during the second quarter of 1998. The Company may resume other new store development or acquisitions if circumstances warrant.

         As of September 30, 1997 the Company had $2,907,000 in cash and equivalents.

          The Company had a working capital deficit of $715,000 as of September 30, 1997 as compared to positive working capital of $9,472,000 at December 31, 1996.

         For the nine months ended September 30, 1997, cash used by operating activities was $547,000, as compared to cash provided by operating activities of $444,000 for the nine months ended September 30, 1996.

         For the nine months ended September 30, 1997 the Company had net cash provided by financing activities of $5,566,000 primarily as a result of the $6,000,000 bank loan obtained to finance the acquisition of the Coffee Plantation stores in May 1997. For the nine months ended September 30, 1996, net cash provided by financing activities totaled $13,400,000 primarily as a result of net proceeds of $9,717,000 received from the Company's initial public offering in September 1996 and from net proceeds of $3,725,000 from the Company's private placement completed in January 1996.

         The Company has a bank line of credit with Bank of America providing for borrowings through August 1, 1998 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's prime rate (8.5% as of September 30, 1997) and are secured by substantially all of the Company's assets, including accounts receivable, inventories, trade fixtures and equipment. As of September 30, 1997, there were no borrowings outstanding under the line of credit; however, $100,000 of the line was reserved for a letter of credit dated August 1, 1997.

         As a result of the $5,500,000 charge taken in the second quarter to provide for store closures and related restructuring charges, the Company fell out of compliance with certain financial covenants and other terms of its loan agreement with Bank of America relating to its credit line, to the $6,000,000 term loan obtained to finance in part the Coffee Plantation acquisition, and to another term loan with a balance as of September 30, 1997, of $63,250. Bank of America has agreed to waive such noncompliance, provided that the Company maintains minimum cash balances of $2,400,000 and provided that certain financial information is periodically provided to the bank. As of September 30, 1997, the company was in compliance with such terms.

         For the nine months ended September 30, 1997 and 1996, net cash used in investing activities was $12,386,000 and $897,000 respectively. The primary use of net cash used in investing activities was for the acquisition of the Coffee Plantation stores in May 1997 for which the Company paid approximately $8,651,000. The remaining cash used in investing activities was for capital expenditures for new retail stores. The Company currently anticipates that any significant capital expenditures for the remainder of 1997 and early 1998 will be curtailed pending activities related to the disposition or closure of the seven stores outside of Oregon and Arizona.

         The Company believes that anticipated cash flow from operations, existing cash and bank debt will be sufficient to meet the Company's cash requirements through the end of 1998.

SUBSEQUENT EVENT
----------------

         On November 13, 1997, the Company entered into a definitive agreement that provides for the combination of the Company with Gloria Jean's Inc., a Delaware corporation and an indirect wholly owned subsidiary of The Second Cup Ltd., a Toronto-based public company (the "Gloria Jean's Transaction"). Gloria Jean's is a specialty coffee retail company, currently with 272 stores, of which 240 are franchised stores. Gloria Jean's also operates a coffee bean roasting facility in Castroville, California.

         Pursuant to the agreement, Gloria Jean's will become a wholly owned subsidiary of the Company, and the Company will issue to a subsidiary of The Second Cup Ltd. approximately 7.5 million shares (subject to adjustment), representing approximately 69.5 percent of the Company's outstanding common stock post-transaction. The number of shares to be issued by the Company is subject to adjustment based on the financial results of both the Company and Gloria Jean's Inc., during the period form July 1, 1997 to December 31, 1997.

         The closing of the transaction is subject to certain conditions, including obtaining certain regulatory approvals and obtaining the approval of the Company's shareholders. Shareholders representing over 50 percent of the currently outstanding common stock of the Company have signed commitments to vote in favor of the transaction. The transaction is expected to close as soon as practicable after obtaining all necessary approvals.

NASDAQ LISTING; STORE CLOSURES;
COFFEE PRICES AND OTHER EXPENSES AND RISKS
-------------------------------------------

         Nasdaq Listing. On August 25, 1997, Nasdaq adopted new quantitative requirements for initial and continued listing of securities on the Nasdaq National Market System ("NMS"). On September 8, 1997, the Company received notification from Nasdaq that it is not in compliance with the revised requirements for continued NMS listing. The letter informed the Company that if it does not comply with the amended listing requirements by February 23, 1998, Nasdaq will take steps to delist the Company's common stock from the NMS. As of the date of this Report, the Company is not in compliance with certain of the NMS listing requirements, including that the Company have at least $4,000,000 in net tangible assets.

         The Company anticipates that upon the closing of the Gloria Jean's Transaction, it will be in compliance with the continued listing requirements. However, there can be no assurance that such transaction will be consummated prior to Nasdaq's compliance deadline, and there can be no assurance that Nasdaq will delay any delisting action pending the closing of the Gloria Jean's Transaction. Moreover, due to the structure of the Gloria Jean's Transaction, Nasdaq may require the post-transaction combined company to comply with the NMS initial listing standards, which are substantially higher than the continued listing standards. As of this time, it is uncertain whether Nasdaq will require compliance with the initial listing standards and whether the combined companies would meet such standards, if required. Delisting from the NMS could have an adverse effect on the market price and liquidity of the Company's common stock.

         The Company believes that delisting from the NMS due to failure to meet the listing standards would result in the Company's common stock being listed on the Nasdaq SmallCap Market. There can be no assurance, however, that upon delisting from the NMS, the Company's common stock would immediately be listed on the SmallCap Market. Any delay in listing would have an adverse effect on the liquidity and possibly the market price of the Company's common stock.

         Store Closures. In connection with the disposition or closure of the seven Company stores outside of Oregon and Arizona, the Company may incur substantially greater expenses than is currently anticipated. Such expenses could result from, among other risks, the inability of the Company to discharge its lease obligations upon store closure, expenses and liabilities incurred in connection with the layoff of store employees and losses relating to disposition of store inventory and supplies. In addition, the sale or closure of the stores will require the attention of Company management, which during the transition period may have an adverse affect of the Company's operations in Oregon and Arizona.

         Coffee Prices. Coffee prices continue to be volatile and the Company continues to experience price fluctuations for purchased coffee. During the first half of 1997, the commodities markets witnessed a significant increase in the price of green coffee, with prices for coffee climbing from a level in the $1.15 per pound range in December 1996 to over $2.85 per pound in June 1997. Since then, coffee prices have moderated somewhat, with green prices declining to a level in the $1.50 to $1.60 range. The Company's supply agreement provides for the Company to purchase its coffee at a fixed amount over green cost. As a result, the Company's cost of coffee will fluctuate with the price of green coffee. Though the price of green coffee has declined from its highs, the current market price for green coffee is substantially higher than existed prior to December 1996. Moreover, much of the coffee inventory purchased by the Company was purchased at prices higher than market prices now if effect. The Company is incurring higher coffee costs as a result. In response to these higher prices, the Company initiated a price increase in late June 1997 on both drinks and whole beans. It is uncertain what long-term impact, if any, this price increase will have on transaction volumes, although the Company has experienced a decline in transaction volumes at its Oregon stores during the third quarter. The Company's inability to pass through higher coffee prices in the form of higher retail prices, or a consequent reduction in sales because of fewer customer transactions, could have a material adverse affect on the Company's earnings.

         Minimum Wage Increase. On November 5, 1996, Oregon voters passed a ballot initiative which will raise the state minimum wage over a three-year period from $4.75 per hour to $6.50 per hour. Prior to 1997 the Company paid all employees, other than newly hired employees participating in a 20-hour training program, above the minimum wage in effect in 1997. In compliance with this initiative the Company pays all employees at or above the minimum wage in effect in 1997. The next increase in the state minimum wage occurs on January 1, 1998, when the minimum wage increases from $5.50 per hour to $6.00 per hour. It is uncertain what impact, if any, the minimum wage increase will have on the Company's operating results in 1998 and beyond.

         Other Risks. In addition to the risks set forth above, the Company is subject to, and reference is made to, the risks detailed in the Company's 1996 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 1997, and Registration Statement on Form SB-2, effective September 25, 1996.


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

PART II:  OTHER INFORMATION
Item 2.   Changes in Securities and Use of Proceeds

     The following is information relating to the Company's underwritten public offering of common stock, which offering closed on September 30, 1996. Reference is made to the Company's Report of Sales of Securities and Use of Proceeds Therefrom on From SR, filed with the Commission on January 10, 1997, as amended on July 10, 1997.

     The Company's public offering of common Stock was made pursuant to its Registration Statement on From SB-2, effective September 25, 1996, Registration No. 333-5376-LA.

     Total net offering proceeds after total offering expenses was $9,715,114. Net offering proceeds were applied, based on a reasonable estimate, as follows:

     Construction of plant, building
          and facilities.................................$5,936,886

     Purchase and installation of
          machinery and equipment .......................   858,000

     Purchase of real estate.............................   404,280

     Acquisition of other business....................... 2,515,948

None of such payments were made to directors, officers, general partners of the Company or their associates, or to persons owning ten (10) percent or more of any class of equity securities of the Company, or to affiliates of the Company. All of such payments were direct or indirect payments to others.

Item 6: Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Engagement letter with Black & Company, Inc., dated August 7, 1997

              10.2 Amendment No. 3 to Business Loan Agreement with Bank of America, dated August 12, 1997

              10.3 Amendment No. 4 to Business Loan Agreement with Bank of America, dated October 10, 1997

              11       Statement Regarding Computation of Per Share Earnings

              27       Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Registrant filed three Current Reports on Form 8-K during the quarter ended September 30, 1997.

                  A Current Report on Form 8-K dated July 31, 1997, was filed on August 4, 1997, to report under Item 5 the Company's announcement, on July 31, 1997, of its second quarter earnings and its announcement of a $5.5 million charge to provide for store closures and restructuring.

                  A Current Report on Form 8-K/A dated May 21, 1997, was filed on August 4, 1997, to amend the Current Report dated May 21, 1997, to report under Item 2 the closing of the Coffee Plantation acquisition.

                  A Current Report on Form 8-K dated August 15, 1997, was filed to report under Item 5 the resignation of Steven P. Crantz as Vice President of Development

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Coffee People, Inc.



Date:  November 13,1997                  /s/ Kenneth B. Ross
-----------------------                  -----------------------
                                         Kenneth B. Ross
                                         Chief Financial Officer
                                           and Secretary

                                         Signing on behalf of the registrant
                                         and as principal financial officer

                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----

10.1  Engagement letter with Black & Company, Inc., dated                  20
         August 7, 1997

10.2  Amendment No. 3 to Business Loan Agreement with Bank
         of America, dated August 12, 1997                                 25

10.3  Amendment No. 4 to Business Loan Agreement with Bank                 26
         of America, dated October 10, 1997

11       Statement Regarding Share Earnings                                29

27       Financial Data Schedule                                           30