Form 10KSB
period 1997-12-31
COFFEE PEOPLE INC
filed 1998-03-27
CIK 925908

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended: December 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to
                                               -----    -----

                      Commission file Number: 0-21397


                           COFFEE PEOPLE, INC.
              (Name of small business issuer in its charter)
                                                          93-1073218
      Oregon                                          (I.R.S. Employer
(State of incorporation)                               Identification No.)
                         15100 SW Koll Parkway, Suite J
                             Beaverton, Oregon 97006
                    (Address of principal executive offices)

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

          Yes X    No
             ----    ----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      -----

         State issuer's revenues for its most recent fiscal year:  $20,422,000

         State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $6,749,133 aggregate market value as of February 27, 1998, based on the price at which the stock was sold.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,268,718 shares of Common Stock, without par value, on February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-KSB incorporates information from the issuer's definitive proxy statement for the 1998 annual meeting of shareholders.

         Transitional Small Business Disclosure Format (Check One): Yes  ; No X
                                                                       --    --

                                TABLE OF CONTENTS

                                                                            Page
Part I
------
Item 1.   Business............................................................ 1
Item 2.   Facilities.......................................................... 7
Item 3    Legal Proceedings................................................... 8
Item 4.   Submission of Matters to Vote of Securities' Holders................ 8


Part II
-------
Item 5.   Market for Common Equity and Related Stockholder Matters............ 8
Item 6.   Management's Discussion and Analysis................................ 9
Item 7.   Financial Statements................................................18
Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..............................18


Part III
--------
(Items 9, 10, 11 and 12 are incorporated herein by reference from the Company's definitive Proxy Statement for its 1997 annual meeting of shareholders.)

Item 9.   Directors, Executive Offices, Promoters
          and Control Persons; Compliance with Section 16(a)
          of the Exchange Act.................................................18
Item 10.  Executive Compensation..............................................18
Item 11.  Security Ownership of Certain Beneficial
          Owners and Management...............................................19
Item 12.  Certain Relationships and Related Transactions......................19


Part IV
-------
Item 13.  Exhibits and Reports on Form 8-K. ..................................19

Signatures....................................................................41

                                   PART I

ITEM 1:   BUSINESS

General
-------

         Coffee People, Inc. ("Coffee People" or the "Company") sells coffee beverages, coffee beans, cookies, pastries, ice cream, shakes and coffee related merchandise. Coffee People's objective is to be a leading specialty coffee retailer and coffee house operator in selected geographic markets by providing the highest quality coffee and related products with superior customer service in a relaxed and inviting setting.

         Coffee People distributes products through its company-owned retail stores, including neighborhood coffee houses, drive-through espresso bars, mall-based stores and specialty kiosks. During 1997, Coffee People grew from 22 to 41 stores, 25 of which were in Oregon, 14 of which were in Arizona and 2 of which were in Colorado. The two stores in Colorado are among seven stores outside of Oregon and Arizona which Coffee People has identified for sale or closure. The Oregon stores are operated under the Coffee People name. The Arizona stores, which were purchased in May 1997, are operated under the name Coffee Plantation.

         In November 1997, the Company entered into an agreement (the "Merger Agreement") with The Second Cup Inc. ("Second Cup") pursuant to which the Company will acquire all of the stock of Gloria Jean's, Inc., a specialty coffee roaster, retailer and franchising company based in California ("Gloria Jean's"), in exchange for issuing to Second Cup shares of Coffee People common stock constituting 69.5 percent of the total issued and outstanding shares of Coffee People common stock, after giving effect to the issuance (the "Merger"). Gloria Jean's is the second largest retail specialty coffee company in the United States, with 246 franchised stores and 31 company-owned stores in 38 states and 6 foreign countries. The Second Cup Inc. is a wholly-owned subsidiary of The Second Cup Ltd., an Ontario, Canada corporation.

         The Merger is subject to certain conditions to closing, including obtaining the vote of Coffee People's shareholders in favor of the issuance of shares to Second Cup. The Merger also is subject to obtaining the consent to the transaction of certain third parties. There can be no assurance that the Merger will be completed on a timely basis, or at all.

         The specialty coffee retail business in the United States is growing rapidly and is undergoing substantial change. Industry sources estimate that total retail sales of specialty coffee will grow from $1.5 billion in 1993 to $4.5 billion by 1999. It is estimated that the number of coffee cafes, espresso bars and espresso carts will increase from approximately 3,000 in 1995 to 10,000 by 1999. Due to ease of entry into the business and the growing popularity of specialty coffee nationwide, there has been a proliferation of single unit operators and small, regional coffee companies, many having fewer than 50 stores.

         Industry studies suggest that a high proportion of consumers in the United States now recognize and appreciate the difference in quality between instant and canned coffees and specialty coffees, which are made from superior beans roasted to specifications that produce coffee with more flavor and consumer appeal. Industry sources estimate that approximately 31.0% of all coffee consumed in the United States in 1995 was specialty coffee, an increase from approximately 3.6% in 1983.

         Coffee People believes that the specialty coffee industry is entering a period of consolidation, as small to medium-sized coffee companies experience growing demands for capital, management expertise and buying power in the market for green coffee. Coffee People believes that, combined with Gloria Jean's after the Merger, it can continue to grow the Coffee People concept in selected markets, and that it can participate in the consolidation of the specialty coffee industry by combining with other strong regional specialty coffee companies throughout the United States. In its core markets, Coffee People believes it can be a leading specialty coffee retailer by differentiating itself from other coffee houses. Coffee People believes it can achieve this differentiation by being more customer focused than the competition, by providing superior coffee and service and by being constantly innovative.

         Coffee People was incorporated as an Oregon corporation in 1991. Prior to that time, Coffee People was operated as a partnership. The first Coffee People store opened in Portland, Oregon in 1983.

Company Strategy
----------------

         Coffee People's objective is to be a leading specialty coffee retailer and coffee house operator in selected markets by achieving operational excellence and by pursuing development opportunities in its core markets. Together with Gloria Jean's, Coffee People also will seek to grow in new markets through selected acquisition of other specialty coffee retailers.

         The key elements of Coffee People's strategy include:

         Achieving Operational Excellence. The operating strategy of Coffee People is to cultivate customer loyalty and brand strength at the store level, while closely monitoring store economics and financial results system wide.
Coffee People strives to foster long-term loyalty and a sense of ownership in its customers by being continually receptive to evolving customer desires. Coffee People is dedicated to providing its customers with the highest quality of service, emphasizing speed, consistency and courtesy in stores designed to welcome customers in a friendly, relaxing and inviting atmosphere. To this end, Coffee People has developed and implemented training and incentive programs to create knowledgeable and loyal employees. Coffee People's extensive product menu is designed to appeal to a diverse blend of people, with unique brand names that foster a high degree of market differentiation and customer loyalty.

         Coffee People strives to achieve exceptional financial results from each of its stores by closely managing sales, costs and customer satisfaction. Coffee People's senior management team have extensive experience in the specialty coffee industry, from selecting the beans to serving the cup. Coffee

People expects that the management of Gloria Jean's and Second Cup will bring additional strengths to store operations and development after the Merger.

         Opening New Stores in Superior Sites in Existing Markets. Coffee People intends to continue its store growth by selecting new store sites within its core markets of Oregon and Arizona. Coffee People intends initially to introduce drive-through espresso bars under the Motor Moka name in selected sites in Arizona, and to continue building Motor Mokas and neighborhood stores both in Arizona and Oregon on a selective basis. In addition, Coffee People will open mall-based stores, kiosks and Aero Moka airport outlets, where opportunities arise.

         Successfully Integrating Regional Operators. Coffee People's acquisition of Coffee Plantation in May 1997 exemplifies Coffee People's strategy of acquiring a regional coffee company with a solid local following and a unique identity, and integrating it within Coffee People's overall management structure. Coffee Plantation stores offer an inviting setting and superior customer service similar to that found at Coffee People stores, but have their own personality and product offerings. Coffee People did not convert Coffee Plantation stores into Coffee People stores, but rather applied its management controls and operations know-how to the already existing and successful Coffee Plantation concept. Coffee People believes that this approach can successfully be replicated in a consolidation strategy that seeks to combine local or regional coffee companies, with strong brand identity and customer loyalty, into the post-Merger Coffee People, adding efficiencies to the retail operations of the acquired regional companies and capital resources for continued expansion.

         Profitably Operating and Expanding Gloria Jean's. After the Merger, Gloria Jean's will be Coffee People's wholly-owned subsidiary. Gloria Jean's will look to further improve and expand its network of franchised stores throughout the United States and abroad, and to further strengthen its position as a leading supplier of roasted coffees.

Products
--------

           Coffee People offers a broad product line including specialty coffees, coffee beans, pastries and cookies, ice cream and shakes and coffee related merchandise. Caffeinated and decaffeinated coffee and espresso-based drinks are offered at all of Coffee People's stores, as are pastries. Coffee People's neighborhood stores and the Coffee Plantation neighborhood and mall-based stores also sell whole coffee beans, teas and accessories, mugs and other merchandise. Certain Coffee Plantation stores offer an expanded menu including soups, sandwiches and light meals. Sales of coffee beverages comprise approximately two-thirds of Coffee People's revenues, with bakery and ice cream products accounting for approximately one-fifth of Coffee People's revenues.

Suppliers
---------

         Coffee. Coffee People's current roasted coffee supplier, Coffee Bean International, Inc., purchases coffee from a variety of coffee producing countries. Coffee People has not in the past roasted any of its own coffee beans, but rather has contracted for the roasting of its coffees pursuant to its own proprietary blends and specifications. Following the Merger and the expiration of its current supply contract, Coffee People anticipates that its coffee will be supplied by the Gloria Jean's roasting facility in Castroville, California which has established supply relationships for quality coffees.

         Bakery Goods And Ice Cream. Coffee People obtains bakery goods and ice cream from local vendors with reputations for superior quality. Cookies are made based on recipes developed by Coffee People. By offering alternative selections such as ice cream and non-coffee beverages for people who do not drink coffee, Coffee People believes it creates an inclusive, welcoming setting for all to enjoy its products.

Distribution Strategy And Store Types
-------------------------------------

         Coffee People's principal distribution channel is retail stores, including neighborhood coffee houses, drive-through espresso bars, airport stores, mall-based stores and specialty kiosks. Coffee People may seek to develop other distribution points such as mail order catalogs, airlines and co-developed stores that feature coffee and other complementary products. Coffee People also has entered into a licensing agreement with an ice cream manufacturer for the distribution of ice cream under Coffee People's brand names in supermarkets and other grocery outlets.

         Coffee People has five store types:

         Neighborhood Coffee House. Neighborhood coffee houses, located in both urban and suburban neighborhoods and business districts, offer a complete line of Coffee People products and roasted coffee beans. As of December 31, 1997, Coffee People had eight neighborhood coffee houses: seven in the Portland, Oregon area and one in Eugene, Oregon. In addition, as of December 31, 1997, Coffee People operated six neighborhood coffee houses in Phoenix and one in Tucson, Arizona under the Coffee Plantation name. Coffee People also has two coffee houses in Denver, Colorado which it plans to sell or close in 1998.

         Drive-Through   Espresso   Bar.   The  second  type  of  store  is  the
drive-through espresso bar that operates under the Motor Moka name. As of December 31, 1997, Coffee People operated 10 of these stores in Portland, Oregon, two of which have indoor seating. Drive-through stores without indoor seating generally have a walk-up window. These stores are designed to maximize customer convenience by eliminating the need to park a car and walk into a store. Coffee People intends to introduce Motor Mokas into selected Arizona markets beginning in 1998.

         Airport Store. The third type of store is designed for major airports. Coffee People has six of these stores at Portland International Airport operating under the Aero Moka name, with plans to open one more in 1998. These stores include quick grab-and-go kiosks, coffee bars and a sit-and-relax cafe. Coffee People believes these types of stores provide visibility and increase brand recognition.

         Mall-based Store. Coffee People began operating the mall-based store type with the acquisition of Coffee Plantation. Mall-based stores are smaller than neighborhood stores, and have limited seating. They are full-service stores, however, including sales of coffee-related merchandise and whole beans along with prepared espresso-based drinks. As of December 31, 1997, Coffee
People had four mall-based stores in the Phoenix area, and one in Tucson operating under the Coffee Plantation name.

         Specialty Kiosk or Cart. The fifth type of Coffee People store is a specialty kiosk or cart for placement in high-traffic locations such as supermarkets, university campuses and office building lobbies. Kiosks primarily sell coffee beverages and pastries. Coffee People has three kiosks - one in Portland, Oregon and two in Phoenix, Arizona -- and intends to add more as attractive opportunities arise.

Marketing Strategy
------------------

         Coffee People's central marketing strategy is to offer quality products and service that create customer loyalty in a satisfying and stimulating environment. To effect this strategy, Coffee People markets the Coffee People Philosophy and the Coffee Plantation Experience.

         All Coffee People stores are imbued with the Coffee People Philosophy, which begins with a commitment to People and is expressed in its obsession with

Coffee. Coffee People is dedicated to providing its customers with superior coffee -- the most flavorful, the most creatively blended, made with the highest quality beans. High quality coffee, the basis for the name Coffee People. Coffee
                                                           ------
People also is dedicated to providing its customers with the highest quality service, combining speed, consistency and courtesy in an atmosphere that is friendly, relaxed and inviting. High quality service, the basis for the name Coffee People.
       ------
         Coffee People emphasizes the themes of energy and naturalness in its products and marketing. For example, the Black Tiger brand connotes energy. The organically grown Human Being coffee, which forms the base of certain Coffee People espresso beverages, is a natural product with positive implications for the world's coffee growing regions. Velvet Hammer shakes, made with Coffee People's own ice cream blended with espresso, packs a punch with a smooth touch.

         Coffee People seeks to create new brands and products associated with the brand. Black Tiger, for example, is a name Coffee People developed in 1987 for a high-caffeine coffee with a rustic Italian taste. It was first served as brewed hot coffee and as a distinctive line of espresso drinks. Later, ice cream featuring Black Tiger coffee was developed. The ice cream was combined with espresso and the Black Tiger milkshake was created. Coffee People has expanded the product line to include Black Tiger Sparkling Coffee, Black Tiger chocolate truffles, Black Tiger apparel, and other ancillary products. Black Tiger products now account for a significant amount of Coffee People's total revenues. Coffee People believes that this kind of branded expansion line has been successful in attracting Coffee People's customers to new products and in building sales. Coffee People also seeks ways to weave its branded products themes into the architectural elements in its stores, creating an atmosphere of immersion into the Coffee People culture.

         Like the Coffee People stores, Coffee Plantation locations have their own distinct feel, products and brands, making the Coffee Plantation Experience entertaining, as well as cup-filling. Live music on evenings and weekends, as well as an expanded menu featuring soups and sandwiches, has been successful at encouraging relatively high customer volumes at Coffee Plantation locations during otherwise off-peak hours.

Competition
-----------

         The specialty coffee market is intensely competitive and is becoming more so. Many of Coffee People's competitors have greater financial and marketing resources, brand name recognition and a larger customer base than Coffee People. The specialty coffee industry is currently characterized by a small number of large, well-capitalized companies and a large number of small companies and single-unit operators. The activities of large companies such as Starbucks Corp. continue to increase the appreciation and awareness of specialty coffee across the country. At the same time, the national press has focused attention on the growth opportunities associated with operating coffee stores and espresso carts. This attention, combined with relative ease of entry into this business, has resulted in a rapid increase in the number of small independent specialty coffee companies and single-unit operators.

         Coffee People competes against virtually all coffee sellers. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble, and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for Coffee People coffees. Other specialty coffee companies, such as Starbucks, Seattle's Best Coffee, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores. In the retail area, Coffee People competes for whole bean and beverage sales with national and regional chains, franchise operators and local specialty coffee stores.

         Coffee People also competes against other specialty retailers and restaurants for suitable sites for new retail stores. There can be no assurance that management will be able to secure suitable sites at acceptable rent levels.

Intellectual Property
---------------------

         The Company does not own any patents. Coffee People(R), Black Tiger(R), Good Coffee No Backtalk(R), Java Noir(R), Motor Moka(R), Aero Moka(R), Coffeegram(R), Motorist's Espresso Bar(R), and Coffee Plantation(R) are registered in the United States Patent and Trademark Office as service marks or trademarks. Coffee People has applications pending in the United States to register the names Change the World One Cup at a Time(SM), Mile High Blend(TM), and Velvet Night(TM). Coffee People has applied for trademark and service mark protection for the name Coffee People and related marks in Canada and Japan.

Coffee  People is also the owner of a number of  common  law  service  marks and
trademarks   including  Human  Being  Organic   Espresso(TM),   Slammahamma(TM),
Mindsweeper(TM), Mindfreezer(TM), and Depth Charge(TM).

Government Regulation
---------------------

         The food service industry is subject to extensive federal, state and local government regulation relating to the development and operation of food service outlets, including laws and regulations relating to building and seating requirements, the preparation and sale of food, cleanliness, safety in the workplace, accommodations for the disabled and the Company's relationship with its employees, such as minimum wage requirements, anti-discrimination laws, overtime and working conditions and citizenship requirements. The failure to obtain or retain necessary food licenses, substantial increases in the minimum wage or substantial increases in payroll taxes to fund mandatory health-care or employee benefit programs could have a material adverse effect on Coffee People. In November 1996, Oregon voters passed a ballot initiative to raise the State's minimum wage over a three year period from $4.75 per hour to $6.50 per hour. Coffee People does not believe that the minimum wage increase had a material adverse effect in 1997. On January 1, 1998, the minimum wage in Oregon increased to $6.00 per hour. It is uncertain what impact, if any, the minimum wage increase will have on Coffee People's operating results in 1998 or beyond.

Employees
---------

         As of December 31, 1997, the Company had 641 employees, of which 283 were full time and 358 were part time employees. None of Coffee People's employees are covered by a collective bargaining agreement. The Company believes its employee relations are good.

ITEM 2:  FACILITIES

         Coffee People currently owns the land and buildings at which two of its Motor Moka facilities are operated, a total of approximately 1,600 square feet of retail space. In addition, the Company owns the buildings, and leases the underlying lands, for five additional facilities, a total of approximately 3,750 square feet of retail space. As of December 31, 1997, Coffee People leased facilities for the operation of 44 retail stores, 39 of which were in operation. Since December 31, 1997, Coffee People has sold two stores located in southern California and has assigned the leases relating to those stores. Coffee People continues to seek to sell the three additional stores located outside its core markets which were closed during the fourth quarter of 1997, and the two stores in Denver, Colorado which continue to operate. Coffee People's retail stores range from 150 to 2,850 square feet with lease rates ranging from approximately $1,200 to $7,100 per month. The monthly lease rate for certain stores is based on that store's monthly sales revenue. Certain of Coffee People's leases expire in the near future. There can be no assurance that specific leases can be renewed on terms acceptable to Coffee People, or at all.

         One of Coffee People's stores is operated at a location, within a shopping mall undergoing redevelopment, for which there is currently no term lease in effect. The lessor at such location could at any time demand that Coffee People vacate the premises on 30 days prior written notice. Coffee People has periodic discussions with the lessor relative to entering into a long-term lease. There can be no assurance, however, that a lease for such location will be obtainable on commercially reasonable terms, or at all. The loss of this store location could adversely affect Coffee People's earnings.

         As a requirement under its lease with the Port of Portland for the six Aero Moka stores at Portland International Airport, Coffee People is required to enter into a joint venture with a certified disadvantaged business enterprise for one of Coffee People's airport stores. Upon entry into the joint venture, Coffee People would have a 49% ownership in that store. Coffee People from time to time has had discussions with the Port of Portland as to ways in which this requirement can be met.

         Coffee People leases approximately 9,400 square feet for its corporate offices in Beaverton, Oregon under a lease which expires February 2004. Approximately 2,660 square feet of that office space is subleased to a third party. Coffee People believes that the terms of its office lease are favorable. Coffee People also occupies approximately 1,888 square feet of office space in Tempe, Arizona as a regional support center for the Coffee Plantation stores. After the Merger, most of the corporate and support functions of Coffee People will be relocated to Castroville, California, though Coffee People expects to maintain a smaller regional support office in the Portland, Oregon area. Therefore, Coffee People may seek to sublet or assign the lease for its current offices in Beaverton.

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

         None.

                                  PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock began trading on September 25, 1996 on the Nasdaq National Market under the symbol "MOKA".

         The table below sets forth for the periods indicated the high and low sale prices per share of Coffee People common stock, as reported by the Nasdaq National Market.


                                                                          High                    Low
                                                                          ----                    ---
Fiscal 1997 (Ended December 31, 1997):


Fourth Quarter..........................................................$ 4.75                  $ 2.38
Third Quarter..........................................................   5.00                    3.13
Second Quarter.........................................................   7.25                    4.50
First Quarter...........................................................  8.00                    6.00

                                                                          High                    Low
                                                                          ----                    ---
Fiscal 1996 (Ended December 31, 1996):

Fourth Quarter........................................................ $  9.13                  $ 6.25
Third Quarter........................................................     9.38                    7.50
Second Quarter........................................................     N/A                     N/A
First Quarter.........................................................     N/A                     N/A

         On February 27, 1998,  the closing price of Coffee People common stock,
as  reported  on  the  Nasdaq  National  Market,   was  $3.00,  and  there  were
approximately 506 record holders of Coffee People common stock

         No cash dividends were declared or paid by Coffee People during any of the periods presented above. On July 26, 1996, Coffee People declared a 3-for-2 stock split, which has been retroactively reflected in Coffee People's financial statements for all periods. Coffee People presently does not intend to pay any cash dividends in the foreseeable future, and intends to retain all earnings for use in its business operations. Coffee People's bank credit arrangements currently prohibit the payment of cash dividends.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of the federal securities law and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion, depending on a variety of factors. Such factors include, but are not limited to, the Company's ability to control costs associated with planned store closures; the price and availability of green coffee; timely consummation of the Merger; the impact on Coffee People if the Merger is not consummated; effects of competition; availability of additional capital; and changes in applicable government regulations.

Overview
--------

         Coffee People sells coffee beverages, coffee beans, cookies, pastries and coffee related merchandise. The first Coffee People store opened in 1983. As of December 31, 1997, Coffee People operated 41 stores.

         In January 1996, Coffee People raised net proceeds of $3,725,000 in a private placement of Common Stock. In September 1996, Coffee People completed an initial public offering in which it raised net proceeds of $9,717,000 from the sale of 1,225,000 shares of Common Stock. At the time of its initial public offering, Coffee People operated 19 stores, all of which were located in Oregon. During the period from October 1996 through June 30, 1997, Coffee People opened 14 new stores -- two in Denver, Colorado, three in southern California, seven in the Portland, Oregon metropolitan area, and two in Chicago, Illinois. Coffee People closed one store in Portland, Oregon, in April 1997, as anticipated, upon expiration of the store lease.

         On May 21, 1997, Coffee People acquired 15 Coffee Plantation stores in Phoenix and Tucson, Arizona for cash consideration of approximately $8,651,000. The transaction was an acquisition of assets, accounted for under the purchase method of accounting. Assets acquired included property and equipment, leases, inventories, prepaid expenses, wholesale business assets and intangible assets. Of the total purchase price, $6,000,000 was financed with proceeds from a five-year term loan from Coffee People's principal bank. One of the Coffee Plantation stores was closed at the end of August 1997, as anticipated, upon expiration of the store lease.

         During the second quarter of 1997, Coffee People took a charge of $5,500,000 relating to the anticipated closure or sale of the seven stores located outside its primary Oregon and Arizona markets and for related restructuring. Such stores consisted of the two stores located in Denver, Colorado, the three stores located in southern California, and the two stores located in Chicago, Illinois. Coffee People intends to dispose of the stores as expeditiously as possible while endeavoring to maximize the amount of store value and to minimize Coffee People's total future cash outlays. As of December 31, 1997, Coffee People had closed the three stores in southern California and the two stores in Chicago, Illinois, but continued making payments on the lease obligations with respect to such five stores. In February 1998, the Company sold two of the stores in southern California, and assigned the leases with respect to such stores. The two stores in Denver, Colorado continue to operate. As of the date of this Report, Coffee People continues to work with local real estate brokers to market, re-lease or sublease the remaining five stores located outside Oregon and Arizona.

         Coffee People's decision to dispose of or close the seven stores was made because sales at these stores had not developed as anticipated and because the stores were incurring significant operating losses. Coffee People believes that by disposing of these stores, by focusing on its core markets, and by making substantial reductions in general and administrative overhead expense, it can return itself to profitability. Due in part to reductions in general and administrative overhead expense, Coffee People did achieve profitable results in the fourth quarter of 1997. There can be no assurance, however, that the actions taken by Coffee People to dispose of underperforming stores and to reduce general and administrative expenses will result in profitable operations in future periods.

         After the closure or disposition of the seven stores outside Oregon and Arizona, Coffee People will have a total of 39 stores -- 25 stores in Oregon and 14 in Arizona.

         On November 13, 1997, Coffee People entered into a definitive agreement that provides for the combination of Coffee People with Gloria Jean's. The Merger agreement is subject to the satisfaction or waiver of certain conditions to closing. Because the Merger will be treated for accounting purposes as a reverse acquisition of Coffee People by Gloria Jean's, the historical financial statements of Gloria Jean's will, after consummation of the Merger, become the historical financial statements of Coffee People.

Results Of Operations
---------------------

         The following table sets forth certain financial data for Coffee People for the periods indicated as a percentage of total revenues, except as otherwise indicated:

                                                           Year Ended December 31,
                                             --------------------------------------------------
                                               1993      1994      1995       1996      1997
                                               ----      ----      ----       ----      ----

Revenues:
  Retail sales                                 98.7%     98.4%     98.1 %     98.6 %    98.0%
  Wholesale and other                           1.3       1.6       1.9        1.4       2.0
                                             --------- --------- --------- ---------- ---------
      Total revenues                          100.0     100.0      100.0      100.0    100.0
Cost of sales and related
  occupancy expenses                           45.7      49.1      47.9       47.7      49.3
Store operating expenses(1)                    32.1      30.5      31.2       32.0      35.2
Other operating expenses                        0.5       0.5       0.6        0.4       0.0
Depreciation and amortization                   2.2       2.3       3.5        4.3       6.8
General and administrative expenses            14.6      15.7      13.8       15.2      14.3
Provision for store closures and
   restructuring                                -         -         -          -        26.9
                                             --------- --------- --------- ---------- ---------
Income (loss) from operations                   5.3       2.3       3.7        0.9     (31.9)
Other income, net                               0.0       0.5       0.4        2.4       1.5
Interest expense                               (0.8)     (1.1)     (1.2)      (0.6)     (1.8)
                                             --------- --------- --------- ---------- ---------
Income (loss) before (provision) benefit
    for income taxes                            4.5       1.7       2.9        2.7     (32.2)
(Provision) benefit for income taxes(2)         -        (0.2)     (1.0)      (1.0)      1.0
                                             ========= ========= ========= ========== =========
Net income (loss)                               4.5%      1.5%      1.9 %      1.7 %   (31.2)%
                                             ========= ========= ========= ========== =========
---------------------------------

(1)  As a percentage of retail sales.

(2) Coffee People operated for income tax purposes, as a Subchapter S corporation under the Code from January 1, 1993 through August 22, 1994 and as a C corporation thereafter.

1997 compared to 1996
---------------------

         Revenues. Total revenues increased 66.3% to $20,422,000 for the year ended December 31, 1997 from $12,281,000 for the year ended December 31, 1996. Retail sales increased 65.4% to $20,023,000 in 1997 from $12,104,000 in 1996.
The increase in total revenues was a result largely of the acquisition of 14 stores in Arizona and the addition of one store in Oregon during the fourth quarter of 1996 and six new stores in Oregon during 1997.

         Comparable store sales for the 19 stores open for the full year ended December 31, 1997 and 1996 were flat, declining 0.1%. Sales attributable to nine stores that were closed or targeted for closure contributed approximately $640,000 of the increase in retail sales. Incremental sales from the Oregon store opened in October 1996 contributed 5.3% of the increase in retail sales. Incremental sales from the 19 stores opened or acquired in 1997 and operating at December 31, 1997 contributed the remainder of the increase.

         Wholesale and other sales increased 125.4% to $399,000 in 1997 from $177,000 in 1996. The increase was due to sales from the wholesale business acquired as part of the Coffee Plantation acquisition. Sales from the Arizona wholesale business accounted for $251,000 of total wholesale and other sales for the year. Coffee People anticipates a reduction in wholesale sales in future periods due to a change in relationship with its primary Arizona customer. The overall increase was offset by a decrease in Coffee People's Oregon wholesale business due to Coffee People's decision in 1996 to turn over the servicing of its Oregon wholesale business to an outside firm. Sales made in Oregon to the outside firm are made at a fixed mark-up over cost.

         Costs and expenses. Cost of sales and related occupancy expenses as a percentage of total revenues increased to 49.3% in 1997 as compared to 47.7% in 1996. The primary components were an increase in cost of sales of 1.0% and an increase in occupancy expenses of 0.6%. The increase in cost of sales as a percentage of sales was due primarily to the effect of higher coffee prices in 1997 and to the effect of new stores opened in the first and second quarters of 1997 which stores had higher product costs as a percentage of sales than Coffee People's more mature stores. The increase in occupancy expenses as a percentage of total revenues was due primarily to rent expenses incurred at Coffee People's Arizona stores. The Arizona stores, acquired in May 1997, have higher overall occupancy costs than Coffee People's Oregon stores.

         Store operating expenses as a percentage of retail sales increased to 35.2% in 1997 from 32.0% in 1996. The increase was due primarily to higher operating expenses associated with new stores opened or acquired during the year.

         Depreciation and amortization as a percentage of total revenues increased to 6.8% in 1997 from 4.3% in 1996, due to the impact of higher costs for stores opened or acquired during 1997. These stores carry higher depreciation expense as a percentage of total revenues than stores opened prior to 1997. The increase in 1997 was further affected by the amortization of goodwill associated with the acquisition of the Coffee Plantation stores in Arizona.

         General and administrative expenses increased to $2,921,000 in 1997 from $1,868,000 in 1996 due to the higher overhead costs associated with Coffee People's growth in Oregon and Arizona as well as overhead costs through June 30, 1997 associated with the operation of stores slated for closure or sale in California, Colorado and Illinois. As a percentage of total revenues, general and administrative expenses decreased to 14.3% in 1997 from 15.2% in 1996 due primarily to the absorption of general and administrative expenses by higher revenues.

         As discussed in the Overview section above, during the second quarter of 1997 Coffee People took a charge of $5,500,000 to provide for store closures and restructuring.

         Average Stores Sales And Store Contribution Margin. For 1997, Coffee People's 12 neighborhood and drive-through stores open for the full year achieved average store sales of $722,000 and an average store contribution margin of 18.7% compared to $729,000 and 20.0%, respectively, for the 12 stores open during the full year of 1996. The six airport stores and one kiosk store open for the full year in 1997 achieved average store sales of $489,000 and an average store contribution margin of 16.6%, respectively, compared to $464,000 and 13.1% for the six airport stores and one kiosk open for the full year in 1996. The difference between the contribution margins realized on the Coffee People's neighborhood stores compared to its airport stores is primarily a result of the percentage rent paid at Portland International Airport on sales generated at the airport stores. The increase in average store sales for Coffee People's airport and kiosk stores resulted from higher transaction volumes at the airport and from higher average transaction amounts attributable to a price increase effected in September 1996 on coffee beverages. The increased contribution margin is primarily due to labor efficiencies and product cost savings at the airport stores.

         Other Income. Other income as a percentage of total revenues decreased to 1.5% for the year ended December 31, 1997 from 2.4% 1996, as a result of reductions in interest-bearing investments during the year due to the use of such resources for operations and expansion.

         Interest Expense. Interest expense as a percentage of total revenues increased to 1.8% for the year ended December 31, 1997 from 0.6% for the same period in 1996, as a result of interest incurred on the bank loan obtained to finance part of the Coffee Plantation acquisition in May 1997.

1996 Compared to 1995

         Revenues. Total revenues increased 9.1% to $12,281,000 for the year ended December 31, 1996 from $11,257,000 for the year ended December 31, 1995. Retail sales increased 9.6% to $12,104,000 in 1996 from $11,045,000 in 1995.

         Comparable store sales for the 17 stores open for the full year ended December 31, 1996 and 1995 increased 2.0% primarily due to increased transaction volumes, particularly at Coffee People's airport stores, and a price increase on coffee beverages effected in September 1996 which resulted in an overall price increase of approximately 4.0%. Comparable store sales during 1996 were adversely affected by a 19.9% decline in sales at one of Coffee People's stores located in a shopping center that is undergoing redevelopment and by a 18.3% decline in a store located in close proximity to one of Coffee People's top producing stores. The lease on the latter store expired in the spring of 1997 and was not renewed.

         The increase in comparable store sales represents 19.6% of the overall increase in sales. Incremental sales from the stores opened during 1995 contributed 69.9% of the increase in retail sales and incremental sales from the stores opened during 1996 contributed 10.5% of the increase.

         Wholesale and other sales decreased 16.5% to $177,000 in 1996 from $212,000 in 1995. The decrease was expected due to Coffee People's decision to turn over the servicing of Coffee People's wholesale business to an outside firm. These sales primarily represent sales made to the outside firm at a fixed mark-up over cost.

         Costs and expenses. Cost of sales and related occupancy expenses as a percentage of total revenues remained relatively stable at 47.7% in 1996 as compared to 47.9% in 1995. The primary components were a decrease of 0.5% in cost of sales and an increase of 0.3% in occupancy costs. The decrease in cost of sales as a percentage of total revenues was due primarily to the effect of the price increase effected in September 1996 which helped absorb increases in the costs of milk, chocolate and pastry. The increase in occupancy expenses as a percentage of total revenues was due primarily to the percentage rent paid on sales generated at Coffee People's stores at Portland International Airport and to the effect of occupancy expenses at the three new stores opened in the fourth quarter of 1996.

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

         General and administrative expenses increased to $1,868,000 in 1996 from $1,550,000 in 1995, due primarily to the addition of key management personnel, and other costs necessary to achieve Coffee People's growth plans. As a percentage of total revenues, general and administrative expenses increased to 15.2% in 1996 from 13.8% in 1995.

         Average Store Sales And Store Contribution Margin. For 1996, Coffee People's 12 neighborhood and drive-through stores open for the full year achieved average store sales of $729,000 and an average store contribution margin of 20.0% compared to $736,000 and 20.5%, respectively, for the 11 stores open during the full year of 1995. The six airport stores and one kiosk store open for the full year achieved average store sales of $464,000 and an average store contribution margin of 13.1%, respectively, compared to $417,000 and 13.9% for five airport stores and one kiosk open for the full year of 1995. The difference between the contribution margins realized on Coffee People's neighborhood stores compared to its airport stores is primarily a result of the percentage rent paid at Portland International Airport on sales generated at the airport stores. The decline in store contribution margin at Coffee People's airport stores is due primarily to higher labor costs and depreciation expenses incurred at these airport stores.

         Other Income. Other income as a percentage of total revenues increased to 2.4% for the year ended December 31, 1996 from 0.4% for the same period in 1995 due to interest earned on the proceeds from Coffee People's initial public offering in September 1996 and the private placement completed in January 1996.

         Interest expense. Interest expense as a percentage of total revenues decreased to 0.6% for the year ended December 31, 1996 from 1.2% for the same period in 1995, primarily as a result of utilizing portions of the proceeds from Coffee People's private placement to reduce interest-bearing obligations.

Quarterly Comparisons
---------------------

         The following tables set forth certain unaudited financial data for each of the quarters in 1996 and 1997. In the opinion of Coffee People's management, such unaudited information has been prepared on the same basis as the audited financial information appearing elsewhere in this Report and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of operations for those periods. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                   Three months ended
          ------------------------------------------------------------------------------------------------------------------------
                                 March 31,    June 30,  Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,

                                  1996         1996       1996       1996       1997       1997       1997       1997
                                ----------   ---------  ---------  ---------  ---------- ---------  ---------- --------
                                                                      (in thousands)


          Statement of Income Data:
          Revenues:
             Retail Sales           $2,793      $2,983    $3,107      $3,221     $3,160     $4,798    $5,868    $6,197
             Wholesale and              52          48        41          36         33         91       123       152
          other
                                ----------------------------------------------------------------------------------------
                  Total              2,845       3,031     3,148       3,257      3,193      4,889     5,991     6,349
          revenues
          Cost of sales and
          related                    1,334       1,449     1,542       1,535      1,559      2,412     2,975     3,125
               occupancy
          expenses
          Store operating              873         931       976       1,093      1,134      1,814     2,095     2,005
          expenses
          Other operating               13          12         5          14           -         1         1         2
          expenses
          Depreciation and
               amortization            114         118       132         166        203        344       421       423
          General and
          administrative               419         436       443         570        717        884       725       595
                expenses
          Provision for store
               closures and
               restructuring         -            -          -          -          -         5,500          -         -
                                ----------------------------------------------------------------------------------------
          Income (loss) from
               operations               92          85        50        (121)      (420)    (6,066)     (226)      199
          Other income, net             37          45        49         167        126         89        56        41
          Interest expense             (22)        (21)      (22)         (8)       (15)       (77)     (150)     (141)
                                ----------------------------------------------------------------------------------------
          Income (loss) before
               (provision)
          benefit for                  107         109        77          38       (309)    (6,054)     (320)       99
               income
          taxes
          (Provision) benefits
          for                          (41)        (42)      (30)        (14)       119           -         -       89
               income taxes
                                ----------------------------------------------------------------------------------------
           Net income (loss)      $     66    $     67    $   47    $     24    $  (190)   $(6,054)    $(320)      188
                                ========================================================================================

          Number of stores
          open for
                the full period         19          19        19          19         22         29        47        45
          Number of stores
          open at
                end of period           19          19        19          22         29         47        45        41
          ----------------------

                                                               Three months ended
-------------------------------------------------------------------------------------------------------------------------------
                            March 31,    June 30,  Sept. 30,   Dec. 31,    March 31,    June 30,    Sept. 30,   Dec. 31,
                              1996        1996       1996        1996        1997         1997        1997        1997
                            ---------   ---------   --------   ---------   --------     --------    --------   ---------


Statement of Income Data:
Revenues:
  Retail sales                 98.2%       98.4%       98.7%      98.9%       99.0%       98.1%        97.9%       97.6%
  Wholesale and other           1.8         1.6         1.3        1.1         1.0         1.9          2.1         2.4
                           -----------------------------------------------------------------------------------------------
      Total revenues          100.0       100.0       100.0      100.0       100.0       100.0        100.0       100.0
Cost of sales and related
     occupancy expenses        46.9        47.8        49.0       47.1        48.8        49.3         49.7        49.2
Store operating                31.3        31.2        31.4       33.9        35.9        37.8         35.7        32.4
expenses(1)
Other operating expenses        0.5         0.4         0.2        0.4          -           -            -         -
Depreciation and                4.0         3.9         4.2        5.1         6.4         7.0          7.0         6.7
amortization
General and
administrative                 14.7        14.4        14.1       17.5        22.5        18.1         12.1         9.4
    expenses
Provision for store
closure and                     -           -           -          -           -         112.5          -           -
    restructuring
                           -----------------------------------------------------------------------------------------------
  Income (loss) from
     operations                 3.2         2.8         1.6       (3.7)      (13.2)     (124.0)        (3.8)        3.1
Other income, net               1.4         1.5         1.6        5.1         4.0         1.8          0.9         0.7
Interest expense               (0.8)       (0.7)       (0.7)      (0.3)       (0.5)       (1.6)        (2.5)       (2.2)
                           -----------------------------------------------------------------------------------------------
Income (loss) before
    (provision) benefit
for                             3.8         3.6         2.5        1.1        (9.7)     (123.8)        (5.4)        1.6
     income taxes
(Provision) benefit  for
     income taxes              (1.5)       (1.4)       (1.0)      (0.4)        3.7          -            -          1.4
                           -----------------------------------------------------------------------------------------------
Net income  (loss)              2.3%        2.2%        1.5%       0.7%        6.0%     (123.8)%       (5.4)%       3.0%
                           ===============================================================================================

---------------------------

(1)   As a percentage of retail sales.



Liquidity And Capital Resources
-------------------------------

         With respect to the remaining five of the seven stores identified for sale, disposition or closure, Coffee People will continue to make cash outlays for store losses and for such items as rent, utilities and insurance until such time as it is able to sell the store or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the lease. There can be no assurance that Coffee People will be successful at selling its stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If Coffee People is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases. As of December 31, 1997, Coffee People had closed the three stores in southern California and the two stores in Chicago, Illinois, but was still making payments on the lease obligations. In February 1998, the Company sold two of the stores in southern California, and ceased making lease payments on such stores. The two stores in Denver, Colorado, continue to operate. Coffee People is working with local real estate brokers to market, re-lease or sublease the remaining stores outside of Oregon and Arizona.

         Coffee People has suspended its plans to open or acquire new stores, pending the disposition of its stores outside its core Oregon and Arizona markets, although Coffee People has committed to build an additional unit at Portland International Airport during the second quarter of 1998.

         As of December 31, 1997 Coffee People had $2,545,000 in cash and equivalents.

         Coffee People had a working capital deficit of $526,000 as of December 31, 1997, as compared to positive working capital of $9,472,000 at December 31, 1996.

         For the year ended December 31, 1997, cash used by operating activities was $182,000, as compared to cash provided by operating activities of $458,000 for the year ended December 31, 1996.

         For the year ended December 31, 1997 Coffee People had net cash provided by financing activities of $5,234,000 primarily as a result of the $6,000,000 bank loan obtained to finance the acquisition of the Coffee Plantation stores in May 1997. For the year ended December 31, 1996, net cash provided by financing activities totaled $13,229,000 primarily as a result of net proceeds of $9,717,000 received from Coffee People's initial public offering in September 1996 and from net proceeds of $3,725,000 from Coffee People's private placement completed in January 1996.

         Coffee People has a line of credit with its primary bank providing for borrowings through August 1, 1998 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's prime rate (9.0% as of December 31, 1997) and are secured by substantially all of Coffee People's assets, including accounts receivable, inventories, trade fixtures and equipment. As of December 31, 1997, there were no borrowings outstanding under the line of credit, however, $73,000 of the line was reserved for a letter of credit dated August 1, 1997.

         For the years ended December 31, 1997 and 1996, net cash used in investing activities was $12,781,000 and $3,673,000 respectively. The primary use of net cash used in investing activities was for the acquisition of the Coffee Plantation stores in May 1997 for which Coffee People paid approximately $8,651,000. The remaining cash used in investing activities was for capital expenditures for new retail stores. Except for the additional unit at Portland International Airport, Coffee People currently anticipates that any significant capital expenditures for early 1998 will be curtailed pending activities related to the disposition or closure of the seven stores outside of Oregon and Arizona and consummation of the Merger.

         Coffee People believes that anticipated cash flow from operations, existing cash and bank debt will be sufficient to meet Coffee People's cash requirements through the end of 1998.

Seasonality
-----------

         Coffee People's business is subject to seasonal fluctuations, due to seasonal changes and general economic conditions, among other factors. Historically, Coffee People's net sales have been highest during the second and third quarters, which include the spring and summer months. Coffee Plantation's net sales typically have been highest during the fourth calendar quarter and lowest during the third calendar quarter. Therefore, results of operations for any individual quarter may not be indicative of results to be achieved for the full year.

ITEM 7:   FINANCIAL STATEMENTS

         See pages 23 through 40.

ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

         During the years ended December 31, 1997 and 1996, there were no disagreements with the Company's auditors, Arthur Andersen LLP ("Arthur Andersen"), on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen would have caused Arthur Andersen to make reference thereto on their report on the financial statements for such years. Upon consummation of the Merger, it is anticipated that the Company will change its independent accountants to be Price Waterhouse, LLP, which currently acts as independent accountants for Gloria Jean's.

                                  PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         There is hereby incorporated by reference the information under the caption "Election of Coffee People Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1997. The required information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information under the caption "Compliance with Section 16(a) of Securities Exchange Act" in the Company's definitive Proxy Statement to be filed within 120 days after the end of the Company's fiscal year.

ITEM 10:  EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information under the caption "Coffee People Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         There is hereby incorporated by reference the information under the caption "Beneficial Ownership of Coffee People Common Shares" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Transactions of Coffee People" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.

                                 PART IV

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

10.8 Supply Agreement dated February 17, 1997 between Registrant and Coffee Bean International, Inc., as amended (incorporated in part by reference to Exhibit 10.8 of the 10.7 Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996)**

10.9           Form of Indemnity Agreement (incorporated by reference to Exhibit
               10.9 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).


10.9(a) Business Loan Agreement with Bank of America NT & SA, dated August 3, 1995, as amended (incorporated by reference to Exhibit
               10.10 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA) and the Company's 10.9 quarterly report on Form 10-QSB for the quarter ended September 30, 1997).

10.10 Security Agreement with Bank of America NT & SA, dated August 3, 1995 (incorporated by reference to Exhibit 10.10(a) to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.11* Employment Agreement with James L. Roberts, Chairman of the Board and Chief Executive Officer (incorporated by reference to Exhibit
               10.11 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

Exhibit No.    Description
-----------    -----------

10.12* Employment Agreement with Taylor H. Devine, President and Chief Executive Officer (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.13* Terms of employment with Taylor H. Devine, effective as of the closing of the Merger.

10.14* Terms of employment with Kenneth B. Ross, Chief Financial Officer, effective as of the closing of the Merger.

10.15* Employment Agreement with Matthew J. Kimble, Vice President -- Human Relations (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10.12* 10-KSB for the year ended December 31, 1996).

10.16* Employment Agreement with Steven P. Crantz, Vice President -- Development (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.17 Redemption agreement, dated January 4, 1993 between the Registrant and Gary G. Talboy (incorporated by reference to
               Exhibit 10.15 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.17(a) Promissory Note, dated January 4, 1993, payable to Gary G. Talboy in original principal amount of $245,000 (incorporated by reference to Exhibit 10.15(a)) to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.18 Security Agreement, dated January 4, 1993, among the Registrant, Jeffrey M. Ferguson and Gary G. Talboy (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.19 Food and Beverage Concession Lease Agreement; dated June 10, 1994, between the Registrant and the Port of Portland (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

Exhibit No.    Description
-----------    -----------

10.20 Common Stock Purchase Agreement, dated as of January 11, 1996, among the Registrant and certain purchasers (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.21 Warrant Agreement, dated as of January 23, 1996, between the Registrant and International Capital Partners, Inc. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.22 Form of Warrant Agreement, dated September 30, 1996, with representations of the several underwriters of the Company's initial public offering (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

10.23 Agreement and Plan of Merger between the Company and The Second Cup Inc., dated February 19, 1998.

23             Consent of Arthur Andersen LLP, Independent Public Accountants.

27             Financial Data Schedule



*   Management contract or compensatory plan or arrangement.
** Certain portions of this exhibit are omitted pursuant to an Order of Confidential Treatment.


(b)      Reports on Form 8-K

         None.

                               COFFEE PEOPLE, INC.

                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Coffee People, Inc.:

We have audited the accompanying balance sheets of Coffee People, Inc. (an Oregon corporation) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coffee People, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP



Portland, Oregon,
February 4, 1998

                                                COFFEE PEOPLE, INC.
                                                -------------------

                                                  BALANCE SHEETS
                                                  --------------

                                         AS OF DECEMBER 31, 1997 AND 1996
                                         --------------------------------

                                              (Dollars in thousands)

                                                      ASSETS
                                                      ------


                                                                                           1997          1996
                                                                                        --------      --------
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                                     $ 2,545       $10,274
  Accounts receivable                                                                        227            26
  Inventories (Notes 1 and 2)                                                                632           205
  Prepaid expenses (Note 2)                                                                  205           141
  Income taxes receivable                                                                    157             -
  Deferred tax assets (Notes 1 and 6)                                                          -            28
  Other current assets                                                                        20            96
                                                                                        --------      --------
          Total current assets                                                             3,786        10,770

  Property and equipment, net (Notes 1, 2 and 3)                                           7,338         5,513
  Goodwill, net (Notes 1 and 2)                                                            5,781             -
  Other assets                                                                               118           129
                                                                                        --------      --------
          Total assets                                                                   $17,023       $16,412
                                                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations
    (Notes 2 and 5)                                                                      $ 1,285        $  115
  Current portion of long-term debt to related parties (Note 5)                               22            20
  Accounts payable                                                                         1,011           533
  Construction accounts payable                                                                -           321
  Accrued liabilities                                                                        560           262
  Provision for store closures and restructuring (Note 16)                                 1,434             -
  Income taxes payable (Notes 1 and 6)                                                         -            47
                                                                                        --------      --------
          Total current liabilities                                                        4,312         1,298

DEFERRED TAX LIABILITY (Notes 1 and 6)                                                         -            86
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Notes 2 and 5)                               4,298           267
LONG-TERM DEBT TO RELATED PARTIES (Note 5)                                                   137           159

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY (Notes 9, 10, 13 and 15):
  Preferred Stock, no par value; authorized 10,000,000 shares, none
    issued or outstanding                                                                      -             -
  Common Stock, no par value; authorized, 50,000,000 shares;
    3,263,872 and 3,237,432 shares issued and outstanding                                 14,563        14,492
  Stock subscription notes receivable (Note 10)                                             (302)         (281)
  Warrants outstanding (Note 13)                                                               -             -
  Retained earnings (accumulated deficit)                                                 (5,985)          391
                                                                                        --------      --------
          Total stockholders' equity                                                       8,276        14,602
                                                                                        --------      --------
          Total liabilities and stockholders' equity                                     $17,023       $16,412
                                                                                        ========      ========
The accompanying notes are an integral part of these financial statements.





                                                COFFEE PEOPLE, INC.
                                                -------------------

                                             STATEMENTS OF OPERATIONS
                                             ------------------------

                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               ----------------------------------------------------

                                   (Dollars in thousands, except per share data)



                                                                       1997             1996            1995
                                                                   -----------      -----------    -----------

REVENUES:
  Retail sales                                                      $  20,023        $  12,104      $  11,045
  Wholesale and other                                                     399              177            212
                                                                   -----------      -----------    -----------
          Total revenues                                               20,422           12,281         11,257

COST OF SALES and related occupancy expenses
  (cost of sales and occupancy expenses paid to
  related parties of $332, $239 and $187)                              10,071            5,860          5,388

STORE OPERATING EXPENSES                                                7,048            3,873          3,451

OTHER OPERATING EXPENSES                                                    4               44             63

DEPRECIATION AND AMORTIZATION                                           1,391              530            391

GENERAL AND ADMINISTRATIVE EXPENSES                                     2,921            1,868          1,550

PROVISION FOR STORE CLOSURES AND RESTRUCTURINGS                         5,500                -              -
                                                                   -----------      -----------    -----------
          Income (loss) from operations                                (6,513)             106            414

OTHER INCOME, net                                                         312              298             43

INTEREST EXPENSE (interest expense to related
  parties of $18, $20 and $35)                                           (383)             (73)          (134)
                                                                   -----------      -----------    -----------
          Income (loss) before  benefit (provision)
           for income taxes                                            (6,584)              331            323

BENEFIT (PROVISION) FOR INCOME TAXES (Notes 1 and 6)                      208              (127)          (112)
                                                                   -----------      -----------    -----------
NET INCOME (LOSS)                                                    $ (6,376)       $     204      $     211
                                                                       =======          =======        =======

EARNINGS (LOSS) PER SHARE - BASIC (Note 1)                           $  (1.96)       $    0.09      $    0.15
                                                                       =======          =======        =======
SHARES USED IN COMPUTING EARNINGS (LOSS)
  PER SHARE - BASIC (Note 1)                                        3,249,984        2,316,537      1,418,601

EARNINGS (LOSS) PER SHARE - DILUTED (Note 1)                         $  (1.96)       $    0.09      $   0.14
                                                                       =======          =======        =======
SHARES USED IN COMPUTING EARNINGS (LOSS)
  PER SHARE - DILUTED (Note 1)                                      3,249,984        2,349,702      1,500,975

The accompanying notes are an integral part of these financial statements.

                                         26



                                                COFFEE PEOPLE, INC.
                                                -------------------

                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   ---------------------------------------------

                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               ----------------------------------------------------

                                              (Dollars in Thousands)

                                                                                  Stock            Retained
                                         Common Stock                           Subscription       Earnings
                                      -------------------       Treasury           Notes          (Accumulated
                                       Shares        Amount       Stock         Receivables         Deficit)       Total
                                      ---------     ---------   ---------     ---------------    --------------   -------


BALANCE, December 31, 1994            1,378,204       $1,417     $(467)            $ (257)           $  (24)      $  669

  Exercise of stock
    options
    (Notes 9 and 10)                     26,850           59         -                (58)                -            1
  Interest income on stock
    subscription notes at
    8.5% per annum
    (Note 10)                                 -            -         -                (26)                -          (26)
  Net income                                  -            -         -                  -               211          211
                                  -------------    ---------    ------            -------           -------      -------
BALANCE, December 31, 1995            1,405,054        1,476      (467)              (341)              187          855

  Private Placement
    (Note 13)                           596,250        3,258       467                  -                 -        3,725
  Initial public offering
    (Note 13)                         1,225,000        9,717         -                  -                 -        9,717
  Exercise of stock
    options (Note 9)                     11,128           25         -                  -                 -           25
  Repayment of stock
    subscription note and
    accrued interest
    (Note 10)                                 -            -         -                 84                 -           84
  Income tax benefit of
    disqualifying
    dispositions                              -           16         -                  -                 -           16
  Interest income on stock
    subscription notes at
    8.5% per annum
    (Note 10)                                 -            -         -                (24)                -          (24)
  Net income                                  -            -         -                  -               204          204
                                  -------------   ----------     -----           --------          --------      -------
BALANCE, December 31, 1996            3,237,432       14,492         -               (281)              391       14,602

  Exercise of stock
    options (Note 9)                     26,440           71         -                  -                 -           71
  Interest income on stock
    subscription notes at
    8.5% per annum
    (Note 10)                                 -            -         -                (21)                -          (21)
  Net loss                                    -            -         -                  -            (6,376)      (6,376)
                                  -------------   ----------     -----           --------          --------     --------
BALANCE, December 31, 1997            3,263,872      $14,563       $ -              $(302)          $(5,985)     $ 8,276
                                      =========       ======       ===               ====            ======       ======
The accompanying notes are an integral part of these financial statements.





                                                COFFEE PEOPLE, INC.
                                                -------------------

                                             STATEMENTS OF CASH FLOWS
                                             ------------------------

                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               ----------------------------------------------------


                                              (Dollars in thousands)

                                                                              1997       1996      1995
                                                                           --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $(6,376)     $ 204     $ 211
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities-
      Depreciation and amortization                                          1,391        530       391
      Deferred (benefit) provision for income taxes                            (58)         5        49
      Interest income on stock subscriptions                                   (21)       (14)      (26)
      Provision for store closures and restructuring                         4,700          -         -
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                            (201)       (17)        3
        (Increase) decrease in inventories                                    (188)        59       (60)
        (Increase) decrease in prepaid expenses                                (77)       (29)      (26)
        Increase in income taxes receivable                                   (157)         -         -
        Decrease (increase) in other current assets                             76        (96)       14
        Increase (decrease) in accounts payable                                478       (242)     (166)
        Increase in accrued liabilities                                        298         66        16
        (Decrease) increase in income taxes payable                            (47)        (8)       43
        Decrease in other current liabilities                                    -          -       (33)
                                                                           --------   --------   --------
          Net cash (used in)provided by operating
            activities                                                        (182)       458       416

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                   (3,784)    (3,888)     (933)
  Acquisition of Coffee Plantation, net of cash acquired                    (8,614)         -         -
  (Increase) decrease in other assets                                          (62)      (106)       73
  (Decrease) increase in construction accounts payable                        (321)       321         -
                                                                           --------   --------   --------
          Net cash used in investing activities                            (12,781)    (3,673)     (860)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt obtained for acquisition                      6,000          -         -
  Proceeds from long-term debt                                                   -          -       682
  Repayment of debt and capital lease obligations                             (817)      (275)     (168)
  Repayment of debt to related parties                                         (20)       (53)     (227)
  Repayment of stock subscription note receivable
    and interest                                                                 -         74         -
  Proceeds from private placement, net                                           -      3,725         -
  Proceeds from initial public offering, net                                     -      9,717         -
  Issuance of common stock, net                                                 71         25         1
  Income tax benefit of disqualifying dispositions                               -         16         -
  Dividends                                                                      -          -      (56)
                                                                           --------   --------   --------
          Net cash provided by financing activities                          5,234     13,229      232
                                                                           --------   --------   --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (7,729)    10,014     (212)
CASH AND CASH EQUIVALENTS, beginning of the period                          10,274        260      472
                                                                           --------   --------   --------
CASH AND CASH EQUIVALENTS, end of the period                               $ 2,545    $10,274    $ 260
                                                                             =====     ======      ===
The accompanying notes are an integral part of these financial statements.

                                                COFFEE PEOPLE, INC.
                                                -------------------

                                           NOTES TO FINANCIAL STATEMENTS
                                           -----------------------------

                                   (Dollars in thousands, except per share data)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

The Company
-----------

Coffee People, Inc. (the Company), an Oregon corporation, sells coffee beverages, coffee beans, cookies, pastries, ice cream, shakes and coffee-related merchandise. Twenty-five of the Company's forty-one stores are located in Oregon, fourteen located in Arizona and two are located in Denver, Colorado. A downturn in economic conditions in Oregon or Arizona could have a material adverse effect on the Company.

On November 13, 1997, the Company entered into a definitive agreement with Second Cup Inc. (Second Cup) that provides for the combination of the Company with Gloria Jean's, Inc. (Gloria Jean's) a wholly-owned subsidiary of Second Cup. (See Note 17).

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

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. At December 31, 1997 and 1996, the fair value of the Company's receivables and debt under loans approximated the carrying value.

Advertising
-----------

Advertising costs are expensed as incurred. For the years ended December 31, 1997, 1996 and 1995, advertising costs were $242, $144 and $49, respectively.

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

Property and Equipment
----------------------

Property and equipment is stated at cost less depreciation and valuation reserves. Depreciation on equipment is computed on the straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the initial lease term or the estimated useful lives of the assets, generally three to ten years. See Notes 3 and 16 for discussion of property and equipment write-downs taken during the year.

Maintenance and repairs are charged to expense as incurred. Major repairs and improvements are capitalized and depreciated.

Goodwill
--------

Amortization of goodwill is computed on the straight-line basis over 15 years. Accumulated amortization as of December 31, 1997 and 1996 was $234 and $0.

Management's policy is to review the ongoing value of the goodwill on a periodic basis by comparing undiscounted future projected earnings to the carrying value of goodwill. Any difference would be recorded as an impairment adjustment. Management is of the opinion that there has been no decline in the value assigned to goodwill.

Impairment of Long-lived Assets
-------------------------------

Effective as of the beginning of 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived  Assets and for  Long-Lived  Assets to Be Disposed Of":
(SFAS 121), on a prospective basis. SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the assets. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell.

Store Opening Costs
-------------------

Costs incurred in connection with start-up and promotion of new stores are expensed as incurred.

Income Taxes
------------

Income taxes are provided for on the basis of earnings reported for financial reporting purposes. Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expenses or credits are based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from year to year. See Note 6 for additional discussion of the Company's tax accounts, including valuation adjustments.

Earnings Per Share
------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 establishes new standards for computing and disclosing earnings per share
(EPS). SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. Upon adoption, the Company was required to restate all prior period EPS disclosures with dual presentation of "Basic" and "Diluted" EPS.

Basic EPS is based on the average number of shares of Common Stock outstanding during the year. Diluted EPS amounts are based on the average number of shares of Common Stock and diluted Common Stock equivalents outstanding, using the treasury stock method. Common stock equivalents include shares issuable upon exercise of outstanding stock options.

In 1997, the Company adopted SFAS 128, effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported EPS is as follows:


                                                                                   1996           1995
                                                                                 --------       -------
                    Per share amounts:
                      Primary EPS as reported                                      $0.09         $0.14
                      Effect of SFAS 128                                             -            0.01
                                                                                  ------         ------
                        Basic EPS as restated                                      $0.09         $0.15
                                                                                   ====           ====

                      Fully diluted EPS as reported                                $0.09         $0.14
                      Effect of SFAS 128                                             -             -
                                                                                  -------        ------
                        Diluted EPS as restated                                    $0.09         $0.14
                                                                                   =====          ====


Stock-Based Compensation Plans
------------------------------

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

2.  ACQUISITION OF COFFEE PLANTATION:
    ---------------------------------

On May 21 1997, the Company acquired certain assets from The Coffee Plantation, Inc. (a wholly-owned subsidiary of Second Cup Inc.) for $8,651. Acquired assets consisted of inventory, certain prepaids and property and equipment for 15 coffeehouse stores (the Acquired Stores). The Company also assumed certain operating lease obligations. The purchase price was paid upon closing. The results of operations of the Acquired Stores have been included in the Company's results of operations since the acquisition date.

The following is the purchase price allocation:

           Cash paid for the acquired stores                                      $ 2,651
           Cash from borrowings                                                     6,000
                                                                                 ---------
             Total purchase price                                                 $ 8,651





           Assets acquired -
             Cash                                                                  $ 37
             Inventories                                                            239
             Prepaid expenses                                                        23
             Property, plant and equipment                                        2,337
                                                                                --------
             Cost in excess of net assets acquired                              $ 6,015
                                                                                  ======

The Company financed the transaction with a $6,000 term note payable to a bank over 60 months in equal monthly principal amounts of $100 plus interest at 0.5% over the bank's reference rate beginning June 1, 1997. (See Note 5)

The following pro forma information is presented to show the results of operations, had the acquisition occurred December 31, 1995:



                                                                     December 31, 1997            December 31, 1996
                                                                        (Unaudited)                  (Unaudited)

      Total Revenues                                                      $23,645                     $ 21,701
      Income (loss) from operations                                        (6,561)                         277
      Net Income                                                           (6,649)                         (46)
                                                                        -----------                   -----------
      Loss per share - basic and diluted                                   $(2.05)                     $ (0.02)
                                                                           =======                     ========

The above results of operations are not intended to be indicative of the results of operations which actually would have been realized had the acquisition occurred as of December 31, 1995, nor of the future results of operations of the combined Company.

3.  PROPERTY AND EQUIPMENT:
    -----------------------

Property and equipment at December 31, consists of the following:

                                                        1997          1996
                                                     --------       --------

Land                                                   $   868       $   868
Buildings                                                1,099             -
Leasehold improvements                                   6,046         2,634
Machinery and equipment                                  4,379         1,842
Capital leases                                              45           116
Construction in progress                                     1         1,492
                                                     ---------     ---------
                                                        12,438         6,952
Less- Accumulated depreciation                          (5,100)       (1,439)
                                                     ---------     ---------
                                                       $ 7,338       $ 5,513
                                                         =====        ======

At December 31, 1997, included in accumulated depreciation is $3,157 for the impact of the write down of fixed assets related to the provision for store closures. (See Note 16).

4.  LINE OF CREDIT:
    ---------------

In August 1997, the Company renewed its line of credit agreement with a bank in the amount of $500. The interest rate for amounts drawn under the line is 0.5% over the prime rate (9.0% at December 31, 1997). There is no amount outstanding under the line of credit at December 31, 1997. Out of the $500 credit line, the sum of $73 is reserved for use under a letter of credit dated September 1997. The line expires in August 1998.

5.  DEBT:
    -----

Debt consists of the following at December 31:

                                                                                      1997       1996
                                                                                    --------   -------

Note payable to bank, payable in monthly installments of $6 each, plus
  interest at 9%, commencing September 1, 1995, due August 1, 1998                   $   46    $ 115

Note  payable  to bank,  payable in  monthly  installments  of $100  each,  plus interest at 0.5% over the prime rate (9% at December 31, 1997),
  commencing June 1, 1997, due May 1, 2002                                            5,300        -

Note payable to stockholder,  payable in monthly  installments of $3,  including interest at 2% over the prime rate (10.50% at December 31,
  1997), due December 1, 2002                                                           159      179

Note payable to the Port of  Portland,  payable in monthly  installments  of $5, commencing April 8, 1995, including interest at 12%, due
  March 8, 2003                                                                         216      244
                                                                                  ---------  -------
                                                                                      5,721      538
Less- Current portion                                                                (1,299)    (117)
                                                                                  ---------  -------
                                                                                     $4,422    $ 421
                                                                                  =========  =======

The bank notes and line of credit (Note 4) are secured by substantially all of the Company's assets including accounts receivable, inventories, trade fixtures and equipment. These debt agreements contain restrictions relating to specified financial ratios as well as the lender's standard covenants and restrictions. As of December 31, 1997, the Company was in compliance with all debt covenants.

The stockholder note is secured by substantially all of the Company's assets and is subordinated to the bank note.

The principal payments on long-term debt are as follows at December 31, 1997:

   1998                                          $1,299
   1999                                           1,259
   2000                                           1,267
   2001                                           1,272
   2002                                             584
Thereafter                                           40
                                               --------
                                                 $5,721
                                                  =====

The Company has capital leases for certain equipment. Future minimum payments under the capital leases are as follows at December 31, 1997:

1998                                                                  $ 10
1999                                                                     5
2000                                                                     4
2001                                                                     4
2002                                                                     2
                                                                     -----
                                                                        25
Less- Portion representing interest                                     (4)
                                                                     -----
Present value of net minimum lease payments                             21

Less- Current portion                                                   (8)
                                                                     -----
Long-term obligations under capital leases                            $ 13
                                                                       ===

6.  INCOME TAXES:
    -------------

The components of the (benefit) provision for income taxes consist of the following:

                                                 1997    1996     1995
                                               ------  ------   ------
Current:
  Federal                                       $(150)   $100     $ 59
  State                                             -      22        4
                                               ------  ------   ------
                                                 (150)    122       63
Deferred                                          (58)      5       49
                                               ------  ------   ------
          Total (benefit) provision             $(208)   $127     $112
                                                 ====     ===      ===

The reconciliation of the statutory federal income tax rates to the Company's effective income tax rates is as follows:

                                                                         1997        1996       1995
                                                                        ------      ------     ------

Federal statutory rate                                                  (34.0)%      34.0%      34.0%
State income taxes, net of federal benefit                               (2.3)        2.3        2.6
Effect of graduated tax rates                                             -           -         (1.3)
Other                                                                    (1.0)        2.1       (0.6)
Change in valuation allowance                                            34.1         -          -
                                                                        ------      ------     ------
                                                                         (3.2)%      38.4%      34.7%

                                       34

The components of the net deferred tax assets and liabilities consist of the following at December 31:

                                                                                   1997       1996
                                                                                 --------    ------

Current deferred tax assets-
  Basis difference in accrued liabilities                                         $1,645      $ 17
  Tax deduction carryforwards                                                          -        11
                                                                                 --------    ------
                                                                                   1,645        28
Less - valuation allowance                                                                       -
                                                                                  (1,645)
                                                                                 --------    ------
          Total current deferred tax asset                                        $    -      $ 28
                                                                                 ========      ===
Long-term deferred tax assets-
  Tax credit carryforwards                                                        $   14      $
  Net operating loss carryforward                                                    639         -
  Basis difference in property, plant and equipment                                   64         -
Long-term deferred tax liability-
  Basis difference in property, plant and equipment                                    -       (86)
                                                                                 --------    ------
                                                                                     717       (86)
Less - valuation allowance                                                          (717)        -
                                                                                 --------    ------
          Net long-term deferred tax assets
            (liability)                                                           $    -      $(86)
                                                                                  =======      ===

As of December 31, 1997, a valuation allowance has been provided against the deferred tax assets, as the Company believes that it is not more likely than not that the deferred tax assets will be realized.

7.  OPERATING LEASES:
    -----------------

The Company leases certain retail store, office and warehouse facilities under operating leases expiring through the year 2013. Most lease agreements contain renewal options and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

Rental expense under these lease agreements for the years ended December 31, was as follows:

                                   1997       1996       1995
                                  ------     ------     ------

Minimum rentals                   $1,871     $1,051       $828
Contingent rentals                    91         69         84
                                  ------     ------     ------
                                  $1,962     $1,120       $912
                                   =====      =====        ===

The Company has sublet certain retail store and office facilities, whereby the sublease tenants are responsible for the lease payments. Minimum future lease payments under these agreements as of December 31, 1997 are as follows:

                           Gross Minimum     Less - amount             Net Minimum Lease
                          Lease Payments     under subleases               Payments
                          --------------     ---------------           -----------------

           1998             $  2,055               $ 46                     $ 2,009
           1999                2,051                 43                       2,008
           2000                1,843                 23                       1,820
           2001                1,640                 24                       1,616
           2002                1,438                 25                       1,413
      Thereafter               4,261                 17                       4,244
                            ----------          ----------                 ----------
                             $13,288               $178                     $13,110
                            ==========          ==========                 ==========

8.  COMMITMENTS:
    ------------

The Company has an agreement with a supplier to purchase substantially all of the Company's coffee requirements through May 1998. Management believes that other suppliers could provide similar products. Any supplier from whom the Company might purchase coffee is subject to volatility in the supply and price of coffee beans. A change in suppliers, however, could impact the terms currently received by the Company. Such a change could have a negative impact on operating results.

As a requirement of the lease with the Port of Portland, the Company is committed to enter into a joint venture with a third party for one of the Company's stores at Portland International Airport. Once the agreement is finalized, the Company will have a 49% ownership interest in that store.

9.  INCENTIVE PLANS:
    ----------------

Authorized Stock
----------------

In June 1995, the Company restated its Articles of Incorporation to authorize 50,000,000 shares of no par value Common Stock and 10,000,000 shares of no par value Preferred Stock.

Stock Option Plans
------------------

At December 31, 1997, the Company had four Stock Option Plans - the 1993 Stock Option Plan adopted in December 1993, the 1994 Stock Option Plan adopted in March 1994, the 1995 Stock Option Plan adopted in June 1995, and the 1996 Stock Option Plan adopted in May 1996 (collectively, the Plans). Under the Plans, key employees and consultants may be granted either incentive stock options or nonqualified stock options. Incentive stock options must comply with the requirements of the Internal Revenue Code (the Code), may be granted only to employees and may be granted at not less than the fair market value of the stock at the date of grant. Nonqualified options may be granted to employees and consultants at not less than 85% of the fair market value of the stock at the date of grant. Canceled options are available for future grant.

The following table summarizes the activity for the aforementioned stock option plans:

                                                                   Number of        Price per         Weighted Average
                                                                    Shares            Share            Price per Shares
                                                                   ---------        ----------        -----------------

Outstanding at December 31, 1994                                     204,600      $2.22 - $8.00            $4.60
  Granted                                                            196,500       8.00 - 10.00             9.54
  Exercised                                                          (26,850)         2.22                  2.22
  Canceled                                                           (22,237)      2.22 - 8.00              6.12
                                                                  ----------    ----------------        -------------
Outstanding at December 31, 1995                                     352,013       2.22 - 10.00             7.44
  Granted                                                            197,225       9.00 - 10.00             9.63
  Exercised                                                          (11,128)         2.22                  2.22
  Canceled                                                          (115,547)      2.22 - 10.00             6.53
                                                                 -----------    ----------------        -------------
Outstanding at December 31, 1996                                     422,563      $2.22 - 10.00             8.85
  Granted                                                             70,500       4.75 - 7.00              6.50
  Exercised                                                          (17,944)         2.22                  2.22
  Canceled                                                          (127,806)      2.22 - 10.00             9.42
                                                                  ----------    ----------------        -------------
Outstanding at December 31, 1997                                     347,313      $2.22 - 10.00            $8.51
                                                                  ==========    =================       =============



For all four plans, there were 271,765 shares of unissued Common Stock reserved for issuance at December 31, 1997. Options to purchase 131,248, 94,489 and 46,796 shares of Common Stock were exercisable at December 31, 1997, 1996 and 1995, respectively. The weighted average share price for shares of Common Stock exercisable at December 31, 1997, 1996 and 1995 were $8.48, $7.24 and $4.07, respectively.

Options outstanding by grant price as of December 31 were as follows:

           Option Price          December 31, 1997           December 31, 1996         December 31, 1995
           ------------          -----------------           -----------------         -----------------

            $  2.22                   26,813                       45,338                   65,513
               4.00                       -                         -                       30,000
               4.75                    5,000                        -                            -
               5.37                    3,000                        -                            -
               5.56                    2,000                        -                            -
               6.50                   30,000                        -                            -
               6.94                   16,500                        -                            -
               8.00                   21,000                       30,000                  105,000
               9.00                   63,000                       72,475                        -
              10.00                  180,000                      274,750                  151,500
                                   ----------                    ----------               ----------
                                     347,313                      422,563                  352,013
                                  ============                  ============             ============

Employee Stock Purchase Plan
----------------------------

In June 1994, the Board of Directors adopted and the shareholders approved an Employee Stock Purchase Plan (the ESPP). Under the ESPP, 150,000 shares of Common Stock have been reserved for issuance to and purchase by employees of the Company. All employees with over four months of service who work more than 20 hours per week and who do not own stock and stock options for more than 5% of the Company's stock are eligible to participate in the ESPP. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code (the Code). Under that section of the Code, employees may not be granted options if, immediately after the grant, such employee would own stock or hold options to purchase stock possessing 5% or more of the voting power or value of all stock of the Company, nor may any participant purchase Common Stock having a fair market value exceeding $25,000 in any calendar year. As of December 31, 1997, 8,496 shares had been issued and purchased under the ESPP.

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997, 1996 and 1995 using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                                      1997         1996         1995
                                                     -------      -------      -----

Average risk-free interest rate                       6.00%        6.36%        6.45%
Expected dividend yield                               0.00%        0.00%        0.00%
Expected lives                                        5 years      5 years      5 years
Expected volatility                                  57.80%       63.13%       63.13%

The total value of options granted during 1997, 1996 and 1995 was computed as approximately $201, $994 and $1,025, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS 123, the Company's net income (loss) and pro forma net income (loss) per share would have been as follows:

                                                                                     As             Pro
                                                                                  Reported         Forma
                                                                                  --------         -----
         1997 -
           Net (loss)                                                            $(6,376)        $(6,735)
           Net (loss) per share - basic and diluted                                (1.96)          (2.07)

         1996 -
           Net income (loss)                                                    $    204        $    (63)
           Net income (loss) per share - basic and
             diluted                                                                0.09           (0.03)

         1995 -
           Net income                                                            $   211         $    76
           Net income per share - basic and diluted                                 0.14            0.05

10.  STOCK SUBSCRIPTION NOTES RECEIVABLE:
     ------------------------------------

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

11.  RETIREMENT PLAN:
     ----------------

Effective on May 1, 1994, the Company adopted a tax deferred savings plan (the 401(k) Plan). All employees with over six months service and who work an average of 30 hours per week or more are eligible to participate in the 401(k) Plan. Participants who choose to participate may contribute up to 20% of their pretax compensation to the 401(k) Plan subject to the statutorily prescribed annual limits. All contributions to the 401(k) Plan, including Company contributions, are fully vested and nonforfeitable at all times. The Company made contributions of $12, $16 and $10 during 1997, 1996 and 1995, respectively.

12.  STATEMENTS OF CASH FLOWS:
     -------------------------

The Company made the following cash payments:

                                                                                          1997     1996     1995
                                                                                          ----     ----     ----
Interest (includes $18, $20 and $35 paid to related
  parties)                                                                                 $354    $  75     $134
Taxes                                                                                        46      101       32

Noncash investing and financing activities are as follows:

                                                                                           1997    1996     1995
                                                                                           ----    ----     ----

Issuance of Common Stock                                                                   $  -   $  -     $  58
Purchase of property under capital lease obligations                                         18      -         -


13.  STOCKHOLDERS' EQUITY:
     ---------------------

Initial Public Offering
-----------------------

On September 25, 1996, the Company completed its initial public offering in which it raised $11,025 through the issuance of 1,225,000 shares of Common Stock at $9.00 per share. The Company's proceeds from the initial public offering included in the financial statements are net of offering costs.

As part of the initial public offering, the Company also issued warrants which entitle the holders to purchase 122,500 shares of Common Stock at $10.80 per share. The warrants are exercisable for a period of four years beginning one year from the date of the initial public offering. The warrants are callable by the Company upon 90 days notice following the first time when the closing price of the Common Stock exceeds $15.12 per share for 30 consecutive days.

Private Placement
-----------------

In January 1996, the Company completed a private placement of equity securities in which it raised $3,975 through the issuance of 596,250 shares of Common Stock at $6.67 per share. The Company's proceeds from the private placement of equity securities included in the financial statements are net of offering costs.

14.  RELATED PARTY TRANSACTIONS:
     ---------------------------

As of December 31, 1997, the Company had a lease with a stockholder, who is a director of the Company.

During 1997 and 1996, the Company purchased approximately $256 and $133, respectively, of products from a company that is 50% owned by a stockholder, who is a director and an officer of the Company.

15.  STOCK SPLIT:
     ------------

On July 26, 1996, the Board of Directors approved a 3-for-2 stock split. The effect of this stock split has been retroactively reflected in these financial statements and notes for all periods presented.

16.  PROVISION FOR STORE CLOSURES AND RESTRUCTURING:
     -----------------------------------------------

On June 30, 1997, the Company provided for a $5,500 charge for the closure of the seven stores outside its primary Oregon and Arizona markets, and for related restructuring. The primary portion of the liability established by the Company relates to payments under existing lease agreements for closed stores, net of anticipated recoveries from subleases and wind-down of closed store operations. As of December 31, 1997, the Company had incurred approximately $800 in expenditures, which had been charged to the provision. Two of the stores were located in Denver, Colorado; three of the stores were located in southern California; and two of the stores were located in Chicago, Illinois. The charge included the write-down of $3,157 in fixed assets, $36 in prepaid assets, and $73 in other assets, and established a current liability of $2,234 as a provision for store closure and restructuring costs. The Company intends to sell or close these stores.

As of December 31, 1997, the two stores in Chicago, Illinois, and the three stores in southern California have been closed. The Company continues to operate the two stores in Denver, Colorado. The Company is working with local real estate brokers to market, re-lease or sublease all seven of these locations.

17.  MERGER WITH GLORIA JEAN'S:
     --------------------------

On November 13, 1997, the Company entered into a definitive agreement with Second Cup, Inc. (Second Cup). The agreement provides for the merger of the Company with Gloria Jean's, Inc. (Gloria Jean's), a wholly-owned subsidiary of Second Cup.

Under the agreement, the Company will issue approximately 7,500,000 shares of the Company's common stock to Second Cup in exchange for 100% of the outstanding common stock of Gloria Jean's. The number of shares to be issued is subject to adjustment upward or downward under certain circumstances based on financial performance of each company. The merger requires shareholder approval and is expected to close in May 1998. After the merger Second Cup will own 69.5% of the outstanding common stock of the Company.

The Company's bank loan includes a provision which requires the bank's consent to any combination in which there is a change of control. Currently, the bank has not consented to the merger.

For accounting purposes the merger will be accounted as a reverse merger. The historical records of Gloria Jean's will become the historical records of the Company, and the purchase method of accounting will be applied to the Coffee People assets acquired and liabilities assumed which will be recorded at their fair values on the books of Gloria Jean's. The results of operations of the Company will be included with those of Gloria Jean's beginning on the acquisition date.

The combined company will continue as Coffee People, Inc. The combined company is expected to change the Coffee People year-end to a fiscal year ending the last Saturday in June.

SIGNATURES
----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COFFEE PEOPLE, INC.


Dated March 20, 1998           By /s/ Taylor H. Devine
                                  --------------------
                                 Taylor H. Devine
                                 Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated March 20, 1998             /s/ Taylor H. Devine
                                 ------------------------
                                 Taylor H. Devine
                                 Chief Executive Officer and Director


Dated March 20, 1998             /s/ Kenneth B. Ross
                                 ------------------------
                                 Kenneth B. Ross, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Dated March 20, 1998             /s/ James L. Roberts
                                 ------------------------
                                 James L. Roberts
                                 Chairman of the Board and Director


Dated March   , 1998
                                 -------------------------
                                 Douglas L. Ayer, Director


Dated March 16, 1998             /s/ Jeffrey M. Ferguson
                                 --------------------------
                                 Jeffrey M. Ferguson, Director


Dated March 20, 1998             /s/ Gary G. Talboy
                                 --------------------------
                                 Gary G. Talboy, Director

                            INDEX TO EXHIBITS


Exhibit Number              Exhibit
--------------              -------

10.8                Supply Agreement Amendment No. 1

10.13 Terms of employment with Taylor Devine, effective as of the closing of the Merger.

10.14 Terms of employment with Kenneth B. Ross, Chief Financial Officer, effective as of the closing Merger.

10.23 Agreement and Plan of Merger between the Company and The Second Cup Inc., dated February 19, 1998.

23                  Consent of Arthur Andersen LLP, Independent Public
                    Accountants.

27                  Financial Data Schedule.