Form 10KSB/A
period 1997-12-31
COFFEE PEOPLE INC
filed 1998-05-06
CIK 925908

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB/A


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

         Other Income. Other income as a percentage of total revenues decreased to 1.5% for the year ended December 31, 1997 from 2.4% in 1996, as a result of reductions in interest-bearing investments during the year due to the use of such resources for operations and expansion.

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


                                                                   Three months ended
          ------------------------------------------------------------------------------------------------------------------------
                                 March 31,    June 30,  Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,  Dec. 31,

                                  1996         1996       1996       1996       1997       1997       1997       1997
                                ----------   ---------  ---------  ---------  ---------- ---------  ---------- --------
                                                                      (in thousands)


          Statement of Income Data:
          Revenues:
             Retail Sales           $2,793      $2,983    $3,107      $3,221     $3,160     $4,798    $5,868    $6,197
             Wholesale and              52          48        41          36         33         91       123       152
          other
                                ----------------------------------------------------------------------------------------
                  Total              2,845       3,031     3,148       3,257      3,193      4,889     5,991     6,349
          revenues
          Cost of sales and
          related                    1,334       1,449     1,542       1,535      1,559      2,412     2,975     3,125
               occupancy
          expenses
          Store operating              873         931       976       1,093      1,134      1,814     2,095     2,005
          expenses
          Other operating               13          12         5          14           -         1         1         2
          expenses
          Depreciation and
               amortization            114         118       132         166        203        344       421       423
          General and
          administrative               419         436       443         570        717        884       725       595
                expenses
          Provision for store
               closures and
               restructuring         -            -          -          -          -         5,500          -         -
                                ----------------------------------------------------------------------------------------
          Income (loss) from
               operations               92          85        50        (121)      (420)    (6,066)     (226)      199
          Other income, net             37          45        49         167        126         89        56        41
          Interest expense             (22)        (21)      (22)         (8)       (15)       (77)     (150)     (141)
                                ----------------------------------------------------------------------------------------
          Income (loss) before
               (provision)
          benefit for                  107         109        77          38       (309)    (6,054)     (320)       99
               income
          taxes
          (Provision) benefits
          for                          (41)        (42)      (30)        (14)       119           -         -       89
               income taxes
                                ----------------------------------------------------------------------------------------
           Net income (loss)      $     66    $     67    $   47    $     24    $  (190)   $(6,054)    $(320)     $188
                                ========================================================================================

          Number of stores
          open for
                the full period         19          19        19          19         22         29        46        41
          Number of stores
          open at
                end of period           19          19        19          22         29         47        46        41
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



Liquidity And Capital Resources
-------------------------------

         As of December 31, 1997, Coffee People had closed the three stores in southern California and the two stores in Chicago, Illinois, but was still making payments on the lease obligations for such stores. In February 1998, Coffee People sold two of its stores in southern California and ceased making lease payments on such stores. With respect to the remaining five of the seven stores identified for sale, disposition or closure, Coffee People will continue to make cash outlays for store losses and for such items as rent, utilities and insurance until such time as it is able to sell the store or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the lease. There can be no assurance that Coffee People will be successful at selling its stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If Coffee People is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases. The two stores in Denver, Colorado, continue to operate. Coffee People is working with local real estate brokers to market, re-lease or sublease the remaining stores outside of Oregon and Arizona. The lease terms for the five remaining stores range from six to nine years with expiration dates ranging from August 2003 through May 2007. Minimum future rental payments as of March 31, 1998 under the five remaining leases total $2,060,000.

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

10.8 Supply Agreement dated February 17, 1997 between Registrant and Coffee Bean International, Inc., as amended (incorporated in part by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996)**

10.9           Form of Indemnity Agreement (incorporated by reference to Exhibit
               10.9 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).


10.9(a) Business Loan Agreement with Bank of America NT & SA, dated August 3, 1995, as amended (incorporated by reference to Exhibit
               10.10 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA) and the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 1997).

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

10.15* Employment Agreement with Matthew J. Kimble, Vice President -- Human Relations (incorporated by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996).

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

                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   ---------------------------------------------

                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               ----------------------------------------------------

                                              (Dollars in Thousands)

                                                                                  Stock            Retained
                                         Common Stock                           Subscription       Earnings
                                      -------------------       Treasury           Notes          (Accumulated
                                       Shares        Amount       Stock         Receivable         Deficit)       Total
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

                                                COFFEE PEOPLE, INC.
                                                -------------------

                                           NOTES TO FINANCIAL STATEMENTS
                                           -----------------------------

                                   (Dollars in thousands, except per share data)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

The Company
-----------

Coffee People, Inc. (the Company), an Oregon corporation, sells coffee beverages, coffee beans, cookies, pastries, ice cream, shakes and coffee-related merchandise. Twenty-five of the Company's forty-one stores are located in Oregon, fourteen are located in Arizona and two are located in Denver, Colorado. A downturn in economic conditions in Oregon or Arizona could have a material adverse effect on the Company.

On November 13, 1997, the Company entered into a definitive agreement with Second Cup Inc. (Second Cup) that provides for the combination of the Company with Gloria Jean's Inc. (Gloria Jean's) a wholly-owned subsidiary of Second Cup. (See Note 17.)

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

2.  ACQUISITION OF COFFEE PLANTATION:
    ---------------------------------

On May 21 1997, the Company acquired certain assets from The Coffee Plantation, Inc. (a wholly-owned subsidiary of Second Cup Inc.) for $8,651. Acquired assets consisted of inventory, certain prepaid accounts and property and equipment for 15 coffeehouse stores (the Acquired Stores). The Company also assumed certain operating lease obligations. The purchase price was paid upon closing. The results of operations of the Acquired Stores have been included in the Company's results of operations since the acquisition date.

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





           Assets acquired:
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

The following pro forma information is presented to show the results of operations had the acquisition occurred December 31, 1995:



                                                                     December 31, 1997            December 31, 1996
                                                                        (Unaudited)                  (Unaudited)

      Total Revenues                                                      $23,645                     $ 21,701
      Income (loss) from operations                                        (6,561)                         277
      Net Income                                                           (6,649)                         (46)
      Loss per share - basic and diluted                                   $(2.05)                     $ (0.02)


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
                                                         =====        ======

At December 31, 1997, included in accumulated depreciation is $3,157 for the impact of the write down of fixed assets related to the provision for store closures. (See Note 16.)

4.  LINE OF CREDIT:
    ---------------

In August 1997, the Company renewed its line of credit agreement with a bank in the amount of $500. The interest rate for amounts drawn under the line is 0.5% over the prime rate (9.0% at December 31, 1997). There is no amount outstanding under the line of credit at December 31, 1997. Of the $500 credit line, a total of $73 is reserved for use under a letter of credit dated September 1997. The line expires in August 1998.

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
                                                                       ===

6.  INCOME TAXES:
    -------------

The components of the (benefit) provision for income taxes consist of the following:

                                                 1997    1996     1995
                                               ------  ------   ------
Current:
  Federal                                       $(150)   $100     $ 59
  State                                             -      22        4
                                               ------  ------   ------
                                                 (150)    122       63
Deferred                                          (58)      5       49
                                               ------  ------   ------
          Total (benefit) provision             $(208)   $127     $112
                                                 ====     ===      ===

The reconciliation of the statutory federal income tax rates to the Company's effective income tax rates is as follows:

                                                                         1997        1996       1995
                                                                        ------      ------     ------

Federal statutory rate                                                  (34.0)%      34.0%      34.0%
State income taxes, net of federal benefit                               (2.3)        2.3        2.6
Effect of graduated tax rates                                             -           -         (1.3)
Other                                                                    (1.0)        2.1       (0.6)
Change in valuation allowance                                            34.1         -          -
                                                                        ------      ------     ------
                                                                         (3.2)%      38.4%      34.7%

                                       34

The components of the net deferred tax assets and liabilities consist of the following at December 31:

                                                                                   1997       1996
                                                                                 --------    ------

Current deferred tax assets:
  Basis difference in accrued liabilities                                         $1,645      $ 17
  Tax deduction carryforwards                                                          -        11
                                                                                 --------    ------
                                                                                   1,645        28
Less - valuation allowance                                                                       -
                                                                                  (1,645)
                                                                                 --------    ------
          Total current deferred tax asset                                        $    -      $ 28
                                                                                 ========      ===
Long-term deferred tax assets:
  Tax credit carryforwards                                                        $   14      $
  Net operating loss carryforward                                                    639         -
  Basis difference in property, plant and equipment                                   64         -
Long-term deferred tax liability-
  Basis difference in property, plant and equipment                                    -       (86)
                                                                                 --------    ------
                                                                                     717       (86)
Less - valuation allowance                                                          (717)        -
                                                                                 --------    ------
          Net long-term deferred tax assets
            (liability)                                                           $    -      $(86)
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
                            ==========          ==========                 ==========

8.  COMMITMENTS:
    ------------

The Company has an agreement with a supplier to purchase substantially all of the Company's coffee requirements through May 1998. Management believes that other suppliers could provide similar products. Any supplier from whom the Company might purchase coffee is subject to volatility in the supply and price of coffee beans. A change in suppliers, however, could affect the terms currently received by the Company. Such a change could have a negative impact on operating results.

As a requirement under the lease with the Port of Portland, the Company is committed to enter into a joint venture with a third party for one of the Company's stores at Portland International Airport. Once the agreement is finalized, the Company will have a 49% ownership interest in that store.

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

The following table summarizes the activity for the aforementioned stock option plans:

                                                                   Number of        Price per         Weighted Average
                                                                    Shares            Share            Price per Share
                                                                   ---------        ----------        -----------------

Outstanding at December 31, 1994                                     204,600      $2.22 - $8.00            $4.60
  Granted                                                            196,500       8.00 - 10.00             9.54
  Exercised                                                          (26,850)         2.22                  2.22
  Canceled                                                           (22,237)      2.22 - 8.00              6.12
                                                                  ----------    ----------------        -------------
Outstanding at December 31, 1995                                     352,013       2.22 - 10.00             7.44
  Granted                                                            197,225       9.00 - 10.00             9.63
  Exercised                                                          (11,128)         2.22                  2.22
  Canceled                                                          (115,547)      2.22 - 10.00             6.53
                                                                 -----------    ----------------        -------------
Outstanding at December 31, 1996                                     422,563       2.22 - 10.00             8.85
  Granted                                                             70,500        4.75 - 7.00              6.50
  Exercised                                                          (17,944)         2.22                  2.22
  Canceled                                                          (127,806)      2.22 - 10.00             9.42
                                                                  ----------    ----------------        -------------
Outstanding at December 31, 1997                                     347,313      $2.22 - 10.00            $8.51
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

During 1997 and 1996, the Company purchased approximately $256 and $133, respectively, of products from a company that is 50% owned by a stockholder, who is also a director and an officer of the Company.

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

17.  MERGER WITH GLORIA JEAN'S:
     --------------------------

On November 13, 1997, the Company entered into a definitive agreement with Second Cup Inc. (Second Cup). The agreement provides for the merger of the Company with Gloria Jean's Inc. (Gloria Jean's), a wholly-owned subsidiary of Second Cup.

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

                               COFFEE PEOPLE, INC.


Dated May 5, 1998               By /s/ Taylor H. Devine
                                  --------------------
                                 Taylor H. Devine
                                 Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated May 5, 1998                /s/ Taylor H. Devine
                                 ------------------------
                                 Taylor H. Devine
                                 Chief Executive Officer and Director


Dated May 5, 1998                /s/ Kenneth B. Ross
                                 ------------------------
                                 Kenneth B. Ross, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Dated May 5, 1998                /s/ James L. Roberts
                                 ------------------------
                                 James L. Roberts
                                 Chairman of the Board and Director


Dated May 5, 1998                /s/ Douglas L. Ayer
                                 -------------------------
                                 Douglas L. Ayer, Director


Dated May 5, 1998                /s/ Jeffrey M. Ferguson
                                 --------------------------
                                 Jeffrey M. Ferguson, Director


Dated May 5, 1998                /s/ Gary G. Talboy
                                 --------------------------
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