Form 10QSB
period 1998-03-31
COFFEE PEOPLE INC
filed 1998-05-15
CIK 925908

Securities And Exchange Commission
                            Washington, D.C. 20549

               --------------------------------------------------

                                  Form 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                For the Transition Period From _____ to _____

                         Commission File Number 0-21397
                                               ---------

              ---------------------------------------------------

                               Coffee People, Inc.
             (Exact name of registrant as specified in its charter)

             Oregon                                    93-1073218
  (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                   Identification No.)

               15100 SW Koll Parkway, Suite J, Beaverton, OR 97006
                                 (503) 672-9603


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [ X ]                    No [   ]

As of March 31, 1998, there were 3,268,718 shares of the registrant's Common Stock outstanding.
------------------------------------------------------------------------------

                               COFFEE PEOPLE, INC.

                                      INDEX

                                                                        Page
                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                          1

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                    6

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             10

Signatures                                                               12

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                               COFFEE PEOPLE, INC.
                                  BALANCE SHEETS
                             (Dollars in thousands)
                                     ASSETS
                                                       March 31   December 31
                                                         1998         1997
                                                     -----------  -----------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                            $ 2,597      $ 2,545
  Accounts receivable                                      377          227
  Inventories                                              565          632
  Prepaid expenses                                         226          205
  Income taxes receivable                                  149          157
  Other current assets                                       -           20
                                                       -------       ------
     Total current assets                                3,914        3,786

Property and equipment, net                              7,091        7,338
Goodwill, net                                            5,681        5,781
Other assets                                               116          118
                                                       -------      -------
     Total assets                                      $16,802      $17,023
                                                       =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital
    lease obligations                                  $ 1,276      $ 1,285
  Current portion of long-term debt to related
    parties                                                 20           22
  Line of credit                                           400            -
  Accounts payable                                       1,118        1,011
  Accrued liabilities                                      479          560
  Provision for store closures and restructuring         1,339        1,434
                                                       -------      -------
     Total current liabilities                           4,632        4,312

Long-term debt and capital lease obligations             3,980        4,298
Long-term debt to related parties                          134          137

Stockholders' equity:
  Common Stock, no par value; authorized,
    50,000,000 shares; 3,268,718 and 3,263,872
    shares issued and outstanding                       14,574       14,563
  Stock subscription notes receivable                     (308)        (302)
  Retained earnings (accumulated deficit)               (6,210)      (5,985)
                                                       -------      -------
     Total stockholders' equity                          8,056        8,276
                                                       -------      -------
     Total liabilities and stockholders' equity        $16,802      $17,023
                                                       =======      =======

             See accompanying notes to financial statements.

                               COFFEE PEOPLE, INC.
                              STATEMENTS OF INCOME
                   (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                      -----------------------
                                                       March 31     March 31
                                                         1998         1997
                                                      ----------   ----------
Revenues:
  Retail sales                                         $ 5,544      $ 3,160
  Wholesale and other                                       82           33
                                                       -------      -------
    Total revenues                                       5,626        3,193

Cost of sales and related occupancy expenses             2,773        1,559

Store operating expenses                                 1,951        1,134

Other operating expenses                                     1            -

Depreciation and amortization                              421          203

General and administrative expenses                        608          717
                                                        ------       ------
    Income (loss) from operations                         (128)        (420)

Other income, net                                           33          126

Interest expense                                          (130)         (15)
                                                        ------       ------
    Income (loss) before benefit (provision)
      for income taxes                                    (225)        (309)

Benefit (provision) for income taxes                         -          119
                                                        ------       ------
Net income (loss)                                       $ (225)      $ (190)
                                                        ======       ======

Earnings (loss) per share - basic and diluted           $(0.07)      $(0.06)
                                                        ======       ======
Shares used in computing earnings per share -
   basic and diluted                                 3,268,610    3,271,184

             See accompanying notes to financial statements.

                               COFFEE PEOPLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                      -----------------------
                                                       March 31     March 31
                                                         1998         1997
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $  (225)     $  (190)
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operating
    activities-
      Depreciation and amortization                        421          203
      Interest income on stock subscriptions                (6)          (5)
      Provision for store closures and restructuring       (95)           -
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable        (150)           2
        Decrease (increase) in inventories                  67          (53)
        Increase in prepaid expenses                       (21)         (47)
        (Decrease) increase in income taxes receivable       8         (110)
        Decrease in other current assets                    20           31
        Increase in accounts payable                       107          189
        (Decrease) increase in accrued liabilities         (81)         183
        Decrease in income taxes payable                     -          (47)
                                                       -------      -------
          Net cash provided by operating activities         45          156

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                  (74)      (2,030)
  Decrease (increase) in other assets                        2          (14)
  Construction accounts payable                              -           50
                                                       -------      -------
          Net cash used in investing activities            (72)      (1,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt and capital lease obligations         (327)         (35)
  Repayment of debt to related parties                      (5)          (5)
  Proceeds from line of credit                             400            -
  Issuance of common stock, net                             11            4
                                                       -------      -------
          Net cash provided (used)by financing
            activities                                      79          (36)
                                                       -------      -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            52       (1,874)

CASH AND CASH EQUIVALENTS, beginning of the period       2,545       10,274
                                                       -------      -------
CASH AND CASH EQUIVALENTS, end of the period           $ 2,597      $ 8,400
                                                       =======      =======

             See accompanying notes to financial statements.

                               COFFEE PEOPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS

                  For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

NOTE 1.  FINANCIAL STATEMENT PRESENTATION:

     The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

NOTE 2.  PROVISION FOR STORE CLOSURES AND RESTRUCTURING:

     During the second quarter of 1997, the Company took a $5,500,000 charge to provide for the closure of seven stores outside its primary Oregon and Arizona markets and for related restructuring. The charge included the write-down of $3,157,000 in fixed assets, $36,000 in prepaid assets, and $73,000 in other assets, and established a current liability of $2,234,000 as a provision for store closures and restructuring costs. The primary portion of the liability established by the Company relates to payments under existing lease agreements for closed stores, net of anticipated recoveries, and employee severance payments and related exit costs. As of March 31, 1998, the Company had incurred approximately $1,095,000 in expenditures, net of recoveries, which had been charged to the provision.

     The stores identified for closure consisted of two stores located in Denver, Colorado, three stores located in southern California, and two stores located in Chicago, Illinois. As of December 31, 1997, Coffee People had closed the three stores in southern California and the two stores in Chicago, Illinois, but continued making payments on the lease obligations with respect to such five stores. In February 1998, the Company sold two of the stores in southern California, and assigned the leases with respect to such stores. In April 1998, the Company sold one of the stores located in Chicago, Illinois, and assigned the lease with respect to that store. The two stores in Denver, Colorado continue to operate. The Company continues to work with local real estate brokers to market, re-lease or sublease the remaining four stores located outside Oregon and Arizona.

NOTE 3.  MERGER WITH GLORIA JEAN'S INC.:

     On November 13, 1997, the Company entered into a definitive agreement with The Second Cup Inc. (Second Cup), a wholly-owned subsidiary of The Second Cup Ltd., which provides for the merger of the Company with Gloria Jean's Inc.

(Gloria Jean's), a wholly-owned subsidiary of Second Cup. Under the agreement, the Company will issue approximately 7,500,000 shares of the Company's common stock to Second Cup in exchange for 100% of the outstanding common stock of Gloria Jean's.

     The merger requires shareholder approval. The shareholder vote on the merger transaction is currently scheduled for May 19, 1998. Upon consummation of the merger, Second Cup will own 69.5% of the outstanding common stock of the Company.

     The Company's bank loan includes a provision which requires the bank's consent to any combination in which there is a change of control. Currently, the bank has not consented to the merger; however, the Company believes the bank's consent is forthcoming.

     For accounting purposes, the merger will be accounted for as a reverse merger. The historical records of Gloria Jean's will become the historical records of the Company, and the purchase method of accounting will be applied to the Coffee People assets acquired and liabilities assumed which will be recorded at their fair values on the books of Gloria Jean's. The results of operations of the Company will be included with those of Gloria Jean's beginning on the acquisition date.

     The combined company will continue as Coffee People, Inc. The combined company is expected to change the Coffee People year-end to a fiscal year ending the last Saturday in June.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward looking statements within the meaning of the federal securities laws and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion, depending on a variety of factors. Such factors include, but are not limited to, the Company's ability to control costs associated with planned store closures; the price and availability of green coffee; timely consummation of the merger with Gloria Jean's Inc.; the impact on the Company if the merger is not consummated; effects of competition;
availability of additional capital; and changes in applicable government regulations and other risks detailed in the Company's annual reports on Form 10-KSB for 1997 and 1996 and its Registration Statement on Form S-4, filed with the Securities and Exchange Commission on April 24, 1998. The shareholder vote on the merger transaction with Gloria Jean's is currently scheduled for May 19, 1998. The timing of the closing of the merger transaction, however, is subject to uncertainty due to several factors outside the Company's control, including obtaining the required shareholder vote, obtaining governmental approvals, obtaining the consent of various third parties to the transaction and the satisfaction of other conditions to closing contained in the Agreement and Plan of Merger, dated February 19, 1998, a copy of which was filed with the Securities and Exchange Commission as an exhibit to its Registration Statement on Form S-4.

OVERVIEW

     Coffee People sells coffee beverages, coffee beans, cookies, pastries and coffee related merchandise through retail specialty coffee stores. The first Coffee People store opened in 1983. As of March 31, 1998, the Company operated 41 stores.

     In January 1996, the Company raised net proceeds of $3,725,000 in a private placement of Common Stock. In September 1996, the Company completed an initial public offering in which it raised net proceeds of $9,717,000 from the sale of 1,225,000 shares of Common Stock. At the time of its initial public offering, the Company operated 19 stores, all of which were located in Oregon. During the period from October 1996 through June 30, 1997, the Company opened 14 stores - two in Denver, Colorado, three in southern California, seven in the Portland, Oregon metropolitan area, and two in Chicago, Illinois. The Company closed one store in Portland, Oregon, in April 1997, as anticipated, upon expiration of the store lease.

     On May 21, 1997, the Company acquired 15 Coffee Plantation stores in Phoenix and Tucson, Arizona for cash consideration of approximately $8,651,000. The transaction was an acquisition of assets, accounted for under the purchase method of accounting. Assets acquired included property and equipment, leases, inventories, prepaid expenses, wholesale business assets and intangible assets. Of the total purchase price, $6,000,000 was financed with proceeds from a five-year term loan from the Company's principal bank. One of the Coffee Plantation stores was closed at the end of August 1997, as anticipated, upon expiration of the store lease.

     During the second quarter of 1997, Coffee People took a charge of $5,500,000 relating to the anticipated closure or sale of the seven stores located outside its primary Oregon and Arizona markets and for related restructuring. Such stores consisted of the two stores located in Denver, Colorado, the three stores located in southern California, and the two stores located in Chicago, Illinois. Coffee People has endeavored to dispose of the stores as expeditiously as possible while working to maximize the amount of store value and to minimize Coffee People's total future cash outlays. As of December 31, 1997, Coffee People had closed the three stores in southern California and the two stores in Chicago, Illinois, but continued making payments on the lease obligations with respect to such five stores. In February 1998, the Company sold two of the stores in southern California, and assigned the leases with respect to such stores. In April 1998, the Company sold one of the stores located in Chicago, Illinois, and assigned the lease with respect to that store. The two stores in Denver, Colorado continue to operate. The Company continues to work with local real estate brokers to market, re-lease or sublease the remaining four stores located outside Oregon and Arizona.

     The Company's decision to dispose of or close the seven stores was made because sales at these stores had not developed as anticipated and because the stores were incurring significant operating losses. The Company believes that by disposing of these stores, by focusing on its core markets, and by making substantial reductions in general and administrative overhead expense, it can return itself to profitability. Due in part to reductions in general and administrative overhead expense, the Company did achieve profitable results in the fourth quarter of 1997. The Company was unable, however, to sustain profitable operations in the first quarter of 1998. There can be no assurance that the actions taken by the Company to dispose of underperforming stores and to reduce general and administrative expenses will result in profitable operations in future periods.

     After the closure or disposition of the seven stores outside Oregon and Arizona, the Company will have a total of 39 stores -- 25 stores in Oregon and 14 in Arizona.

     On November 13, 1997, Coffee People entered into a definitive agreement that provides for the combination of Coffee People with Gloria Jean's Inc., a wholly-owned subsidiary of The Second Cup Ltd. The merger agreement is subject to the satisfaction or waiver of certain conditions to closing. Because the merger will be treated for accounting purposes as a reverse acquisition of Coffee People by Gloria Jean's, the historical financial statements of Gloria Jean's will, after consummation of the merger, become the historical financial statements of Coffee People.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Revenues. Total revenues increased 76.2% to $5,626,000 for the three months ended March 31, 1998 from $3,193,000 for the same period in 1997. Retail sales increased 75.4% to $5,544,000 for the 1998 period from $3,160,000 for the 1997 period.

     Comparable store sales for the 19 stores open for the full three months ended March 31, 1998 and 1997 declined 6.8%. Comparable store sales during the quarter were adversely affected by a 21.3% decline in sales at one of the Company's stores located in a shopping center that is undergoing redevelopment and by a 4.9% decline in sales at the Company's stores at Portland International Airport. Incremental sales from the 16 stores opened or acquired since the first quarter of 1997 accounted for the entirety of the increase in retail sales.

     Wholesale and other sales increased 148.4% to $82,000 for the three months ended March 31, 1998 from $33,000 for the same period in 1997. The increase was due to sales from the wholesale business acquired as part of the Coffee Plantation acquisition. Sales from the Arizona wholesale business accounted for $50,000 of the total wholesale and other sales for the quarter. The Company anticipates a reduction in wholesale and other sales due to a change in the relationship with its primary Arizona customer.

     Costs and expenses. Cost of sales and related occupancy expenses as a percentage of total revenues increased to 49.2% for the three months ended March 31, 1998 from 48.8% for the same period in 1997. The primary components were an increase of 0.7% in cost of sales and a decrease of 0.3% in occupancy costs.

     Store  operating   expenses  as  a  percentage  of  retail  sales  remained
relatively flat at 35.2% for the three months ended March 31, 1997 as compared to 35.8% for the same period in 1996.

     Depreciation and amortization as a percentage of total revenues increased to 7.5% for the three months ended March 31, 1998 from 6.4% for the same period in 1996, due primarily to the amortization of goodwill associated with the acquisition of the Coffee Plantation stores in Arizona.

     General and administrative expenses decreased to $608,000 for the three months ended March 31, 1998 from $717,000 for the same period in 1997 due primarily to general and administrative cost reduction actions taken in the third quarter of 1997. As a percentage of total revenues, general and administrative expenses decreased to 10.8% for the three months ended March 31, 1997 from 22.5% for the same period in 1997.

     Average store sales and store contribution margin. For the three months ended March 31, 1998, the Company's 26 neighborhood and drive-through stores open for the full period achieved average store sales of $164,000 and an average store contribution margin of 10.4% compared to $151,000 and 14.3%, respectively, for the 15 stores open during the full three month period of 1997. The increase in average store sales is primarily due to the average store sales associated with the Company's Coffee Plantation stores acquired in May 1997. The decline in store contribution margins is due both to a decline in the store contribution margins of the Company's Oregon stores as compared with the first quarter of 1997 as well as the effect of the Company's Coffee Plantation stores in Arizona which have lower average store contribution margins than the Company's Oregon stores. The six airport stores and seven kiosk stores open for the full three month period achieved average store sales of $98,000 and an average store contribution margin of 13.1%, respectively, compared to $112,000 and 15.6% for six airport stores and one kiosk open for the full three month period of 1997. The decrease in average store sales for the Company's airport and kiosk stores was due to the decline in sales at the Company's airport stores and to lower average sales volumes at the four kiosk and two cart units located in Arizona. The decrease in store contribution margins at the Company's airport and kiosk stores is due primarily to higher operating costs and lower unit contributions at the airport stores.

         Other income. Other income as a percentage of total revenues decreased to 0.6% for the three months ended March 31, 1998 from 3.9% for the same period in 1997, as a result of reductions in interest-bearing investments due to the use of resources for operations and expansion.

         Interest Expense. Interest expense as a percentage of total revenues increased to 2.3% for the three months ended March 31, 1998, from 0.5% for the same period in 1997, as a result of interest incurred on the bank loan obtained to finance part of the Coffee Plantation acquisition in May 1997.

LIQUIDITY AND CAPITAL RESOURCES

         With respect to the remaining four of the seven stores identified for sale, disposition or closure, Coffee People will continue to make cash outlays for store losses and for such items as rent, utilities and insurance until such time as it is able to sell the store or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the lease. There can be no assurance that Coffee People will be successful at selling its stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If Coffee People is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases. Coffee People is working with local real estate brokers to market, re-lease or sublease the remaining stores outside of Oregon and Arizona. The lease terms for the four remaining stores range from six to nine years with expiration dates ranging from August 2003 through May 2007. Minimum future rental payments as of March 31, 1998 under the four remaining leases total $1,770,000.

     Coffee People suspended its plans to open or acquire new stores, pending the disposition of its stores outside its core Oregon and Arizona markets, although Coffee People has committed to build an additional unit at Portland International Airport during the second quarter of 1998. Upon consummation of the merger, the Company expects to resume development activities in its core markets of Oregon and Arizona.

     As of March 31, 1998, Coffee People had $2,597,000 in cash and cash equivalents.

     The Company had a working capital deficit of $718,000 as of March 31, 1998, as compared to a working capital deficit of $526,000 at December 31, 1997.

     For the three months ended March 31, 1998 and 1997, cash provided by operating activities was $45,000, and $156,000, respectively.

     For the three months ended March 31, 1998, Coffee People had net cash provided by financing activities of $79,000, as compared to net cash used by financing activities of $36,000 for the three months ended March 31, 1997.

     Coffee People has a line of credit with its primary bank providing for borrowings through August 1, 1998 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's prime rate (9.0% as of March 31, 1998) and are secured by substantially all of Coffee People's assets, including accounts receivable, inventories, trade fixtures and equipment. As of March 31, 1998, borrowings of $400,000 were outstanding under the line of credit. In addition, the sum of $73,000 of the line was reserved for a letter of credit dated August 1, 1997. The line of credit agreement contains restrictive covenants relating to certain financial ratios as well as the bank's standard covenants and restrictions. As of March 31, 1997, the Company was in compliance with all such debt covenants. The bank loan agreement also contains a provision which requires the bank's consent to any combination in which there is a change in control of the Company. As of the date of this report, the bank has not consented to the merger with Gloria Jean's; however, the Company believes the bank's consent is forthcoming.

     For the three months ended March 31, 1998, and 1997, net cash used in investing activities was $72,000 and $1,994,000, respectively. The primary use of net cash used in investing activities during the first quarter of 1998 was capital expenditures for improvements to existing stores. The primary use of net cash used in investing activities during the first quarter of 1997 was for the development of new retail stores.

     Coffee People believes that anticipated cash flow from operations, existing cash and bank debt will be sufficient to meet the Company's cash requirements through the end of 1998.


NEW ACCOUNTING STANDARDS

     Commencing with the first quarter of 1998, the Company has adopted the accounting principles prescribed by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company did not have any "comprehensive income" items during the three-month period ended March 31, 1998 which would require reporting pursuant to SFAS 130.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          27 Financial Data Schedule

      (b) Reports on Form 8-K

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