Form 10-K
period 1998-06-27
COFFEE PEOPLE INC
filed 1998-09-25
CIK 925908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended: June 27, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file Number: 0-21397


                               COFFEE PEOPLE, INC.
             (Exact name of registrant as specified in its charter)


             Oregon                                   93-1073218
     (State of Incorporation)                      (I.R.S. Employer
                                                  Identification No.)

                            11480 COMMERCIAL PARKWAY
                              CASTROVILLE, CA 95012
                    (Address of principal executive offices)

                    Issuer's telephone number: (831) 633-4001

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's Common Stock on August 31, 1998, as reported on the SmallCap tier of the Nasdaq Stock Market was $5,457,690.

        As of August 31, 1998, there were 10,747,977 shares of Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS


Page
PART I

Item 1.  Business.........................................................   1
Item 2.  Facilities.......................................................   7
Item 3.  Legal Proceedings................................................   8
Item 4.  Submission of Matters to Vote of Security Holders................   9


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters........   10
Item 6.  Selected Financial Data..........................................  11
Item 7.  Management's Discussion and Analysis.............................  13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......  21
Item 8.  Financial Statements and Financial Statement Schedule............  22
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  22


PART III

Item 10. Directors, Executive Officers, Promoters. and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................  22
Item 11. Executive Compensation...........................................  25
Item 12. Security Ownership of Certain Beneficial Owners and Management...  30
Item 13. Certain Relationships and Related Transactions...................  31


PART IV

Item 14. Exhibits and Reports on Form 8-K. ...............................  32

Signatures................................................................  36

                                     PART I

ITEM 1. BUSINESS

GENERAL


        Coffee People, Inc. (the "Company" or "Coffee People") is the second largest specialty coffee retailer in the United States with 246 franchise and 69 company-operated stores in the United States and internationally. In addition to its network of retail outlets, the Company operates a coffee roasting facility located in Castroville, California.

        On May 19, 1998, Coffee People combined with Gloria Jean's Inc. ("Gloria Jean's") in a transaction (the "merger") in which Coffee People acquired all of the outstanding common stock of Gloria Jean's in exchange for the issuance of 7,460,679 shares of Coffee People common stock to Second Cup USA Holdings Ltd. ("Second Cup"), a wholly owned subsidiary of The Second Cup Ltd., giving Second Cup 69.5% ownership of the combined company. Following completion of the merger, Coffee People relocated its corporate offices from Beaverton, Oregon to Castroville, California, where Gloria Jean's offices are located.

        The transaction has been accounted for as a reverse merger in which Gloria Jean's is treated as the accounting acquiror. As a result of this accounting treatment, the historical financial statements of Gloria Jean's become the historical financial statements of the combined company. Also consistent with this accounting treatment, the fiscal year end for Coffee People has been changed from December 31 to the last Saturday in June, to conform with the year end used by Gloria Jean's.

        The Company operates three retail brands:

        Gloria Jean's: Gloria Jean's has 30 company-operated and 246 franchised stores in 36 states, one U.S. territory and in six foreign countries. The business was acquired by Second Cup effective September 30, 1995 from Brothers Retail Corp. ("Brothers"), a subsidiary of Brothers Gourmet Coffees, Inc. which had acquired the business in 1993 from its original owners. The first Gloria Jean's store opened in 1979 in Illinois and franchising of Gloria Jean's stores began in 1986.

        Coffee People Oregon: Coffee People Oregon opened its first store in Portland, Oregon in 1983 and currently has 25 stores, all located in Oregon. As of August 31, 1998, all of the Coffee People Oregon stores are company-operated and include neighborhood coffee houses, drive-through espresso bars, mall-based stores and specialty kiosks.

        Coffee Plantation: There are 14 company-operated Coffee Plantation stores -- 12 located in Phoenix, Arizona and two located in Tucson, Arizona. The Coffee Plantation stores were acquired in May 1997 from The Coffee Plantation, Inc., an indirect wholly-owned subsidiary of Second Cup.

        On September 1, 1998, the Company announced that all existing company-operated Coffee People Oregon stores and Coffee Plantation stores would be made available for franchising and that new Coffee People Oregon and Coffee Plantation stores will be primarily franchised.

        The Company's retail stores all carry coffee and coffee beverages although product line differs somewhat among the three brands. Gloria Jean's retail outlets generally offer a full range of coffee beans, coffee beverages, teas and food as well as a variety of related gifts, supplies, equipment and accessories. The Coffee People Oregon and Coffee Plantation stores sell coffee beverages, coffee beans, cookies, pastries, ice cream, shakes and coffee-related merchandise.

INDUSTRY OVERVIEW

        The specialty coffee retail business in the United States is growing rapidly and is undergoing substantial change. Industry sources estimate that total retail sales of specialty coffee will reach $5.0 billion in 2000 from $1.5 billion in 1990. It is estimated that the number of coffee cafes, espresso bars and espresso carts will increase to 15,000 by 2000 from less than 1,000 in 1990. Due to ease of entry into the business and the growing popularity of specialty coffee nationwide, there has been a proliferation of single unit operators and small, regional coffee companies, many having fewer than 50 stores.

        Industry studies suggest that a high proportion of consumers in the United States now recognize and appreciate the difference in quality between instant and canned coffees and specialty coffees, which are made from higher quality coffee beans roasted to specifications that produce coffee with more flavor and consumer appeal. The percentage of consumers that have purchased specialty coffee increased from 10 percent in 1989 to 31 percent in 1994 and is expected to reach 50 percent by the year 2000.

        The Company believes that the specialty coffee industry is entering a period of consolidation, as small to medium-size coffee companies experience growing demands for capital, management expertise and buying power.

        The Company believes that it can continue to expand its three brands and that it can participate in the consolidation of the specialty coffee industry by combining with other strong regional specialty coffee companies throughout the United States.


COMPANY STRATEGY

        The Company's objective is to be a leading specialty coffee retailer in selected markets by profitably expanding its network of retail stores, and by seeking to grow in new markets through selected acquisitions.

        The key elements of Coffee People's strategy include:

        Moving to an "All Franchising" Business. The Company is pursuing an "all franchising" strategy in its three retail brands. Existing company-operated stores operating under the Coffee People Oregon and Coffee Plantation brands, as well as new stores, are currently being offered for franchising. The Company's Gloria Jean's stores are already primarily franchised.

        Building on Regional Brand Awareness and Loyalty. The Company believes that success as a specialty coffee retailer is enhanced by a regional focus. To this end, all three retail brands will maintain their own distinct "personalities" and local characteristics. While Gloria Jean's stores will continue to be expanded nationally, both the Coffee People Oregon and Coffee Plantation divisions will be grown in their respective regional markets.

        Acquiring and Integrating Regional Operators. The Company anticipates that there will be further consolidation in the specialty coffee industry. To participate in this consolidation, Coffee People will evaluate opportunities that may arise to combine local and regional coffee companies with strong brand identity and customer loyalty, as well as other compatible specialty retailers.


DISTRIBUTION STRATEGY AND STORE TYPES

        The Company's principal distribution channel is retail stores, including mall-based stores, neighborhood coffee houses, drive-through espresso bars, airport stores, and specialty kiosks. The Company may seek to develop other distribution points such as wholesale, mail order catalogs, airlines and co-developed stores that feature coffee and other complementary products. For example, Coffee People Oregon has entered into a licensing agreement with an ice cream manufacturer for the distribution of ice cream under Coffee People's brand name in supermarkets and other grocery outlets.

        The Company has five retail operating systems:

        Mall-based Store/Kiosk/Cafe. Coffee People's mall-based stores consist primarily of Gloria Jean's outlets. Mall-based stores generally are full-service stores with limited seating, selling coffee-related merchandise and whole beans along with prepared espresso-based drinks. As of June 27, 1998 Coffee People had 267 Gloria Jean's and four Coffee Plantation mall-based stores.

        Neighborhood Coffee House. Neighborhood coffee houses, located in both urban and suburban neighborhoods and business districts, offer a complete line of coffee products, including beverages, beans and merchandise. As of June 27, 1998, Coffee People had 18 neighborhood coffee houses: seven in the Portland area and one in Eugene, Oregon operating under the Coffee People brand, eight neighborhood coffee houses in Arizona operating under the Coffee Plantation brand and two under the Gloria Jean's brand.

        Drive-Through Espresso Bar. The drive-through espresso bar operates under the Motor Moka(R) brand. As of June 27, 1998, Coffee People operated nine of these stores in Portland, two of which have indoor seating. Drive-through stores without indoor seating generally have a walk-up window. These stores are designed to maximize customer convenience by eliminating the need to park a car and walk into a store. The Company intends to introduce Motor Mokas into selected markets in early 1999.

        Airport Store. Coffee People Oregon operates seven stores at Portland International Airport operating under the brand name Aero Moka(R). These stores include quick grab-and-go kiosks, coffee bars and a sit-and-relax cafe. Gloria Jean's has one airport store and is in the process of opening more. Coffee People believes these types of stores provide visibility and increase brand recognition.

        Specialty Kiosk or Cart. The Company's specialty kiosk or cart format is designed for placement in high-traffic locations such as supermarkets, university campuses and office building lobbies. Kiosks primarily sell coffee beverages and pastries. Coffee People has nine kiosks - six operating under the Gloria Jean's brand, one in Portland, operating under the Coffee People brand and two Coffee Plantation kiosks in Phoenix. The Company intends to expand in this area as opportunities arise.


CORPORATE ORGANIZATION

        Coffee People is currently 69.4% owned by The Second Cup USA Holdings Ltd., a wholly owned subsidiary of The Second Cup Ltd. headquartered in Toronto. The remaining 30.6% of the Company is publicly owned.

        Coffee People carries on its Gloria Jean's operations through its wholly owned subsidiary Gloria Jean's Inc., which indirectly owns 100% of the outstanding capital stock of Gloria Jean's Gourmet Coffees Franchising Corp. ("Franchising Corp.") and Gloria Jean's Gourmet Coffees Corp. ("Gourmet Coffees"). Franchising Corp. is in the business of selling franchisees the right to own and operate Gloria Jean's coffee stores. Gourmet Coffees is a wholesaler and distributor of coffees, beverage products, and related supplies and accessories to franchisees and third parties. In addition, Gourmet Coffees generally negotiates and leases sites for the location of Gloria Jean's stores on behalf of franchisees and subleases the sites to them on a cost pass through basis.

        Following the merger in May 1998, the Company performed a strategic review to identify the most effective and profitable way to leverage the value and growth potential of its three brands. Management concluded that the franchise model utilized at Gloria Jean's was the best strategy for the Coffee People Oregon and Coffee Plantation brands. The Company is proceeding with a plan to franchise both company-operated and new Coffee People Oregon stores in Oregon and Coffee Plantation stores in Arizona.


PRODUCTS

        The Company offers a broad product line including specialty coffees, beverages, coffee beans, pastries and cookies, ice cream and shakes and coffee related merchandise . Caffeinated and decaffeinated coffee and espresso-based drinks are offered at all stores and a number of stores sell pastries, cookies, ice cream and shakes. Certain Coffee Plantation stores offer an expanded menu including soups, salads, sandwiches and light meals.

        Most of the Company's retail outlets carry coffee-related accessories, appliances and gift items to complement its coffee products. There is a heavy emphasis on gift and accessory items in the majority of the Gloria Jean's stores because of their mall locations. Because of this emphasis, the Gloria Jean's portion of the business is highly seasonal with increased sales within the eight-week period prior to Christmas. Approximately 30% of annual sales at Gloria Jean's for the 1998 fiscal year occurred during this eight-week period.

        The following table sets forth, as percentages, the approximate sales mix by category of Coffee People's principal products for its most recently completed fiscal year, based on results of company-operated stores:

                                                      % of Sales
               Beverages                                   58
               Coffee Beans                                17
               Food Items                                  11
               Gifts and other Merchandise                 14
                                                          ---
               Total                                      100

COFFEE ROASTING FACILITY

        The Company operates its own coffee roasting facility in Castroville, California, from which it supplies all its franchise and company-operated stores. Following the merger, the Company began the process of integrating the Coffee People Oregon and Coffee Plantation roasting operations with those of Gloria Jean's. As of August 31, 1998, the Castroville roasting facility is supplying all the Coffee Plantation stores and the Company expects to complete the integration of roasting for the Coffee People Oregon stores by the end of January 1999.

        In order to avoid speculation on spot coffee prices, which are subject to price fluctuations, the Company typically enters into contracts to lock in a portion of its future coffee prices. As of June 27, 1998, the Company had contracted for approximately 65 percent of its overall estimated coffee requirements through June 1999. The Company is subject, however, to the worldwide supply and availability of coffee. Substantially all of the Company's coffees are delivered through the port of San Francisco, approximately 115 miles from Castroville.

        The Company is committed to delivering the highest quality coffee and has developed supply relationships with specialty coffee growers and processors to ensure a reliable ongoing source of quality green coffee. The coffee is roasted, packaged and distributed in accordance with exacting quality standards. Roasted whole bean coffees are packaged in special one-way valve bags which allow gases emitted by the freshly roasted coffee to escape while preventing air or moisture from entering the bag and causing the coffee to stale.

        In 1997, the Company began using a 4 oz valve can which applies the same one-way valve technology to a can, permitting freshly ground coffee to be packaged immediately after roasting. This results in fresher coffee than typically available in a can, providing customers with a convenient, high quality product which is particularly important for gift giving when the coffee may not be consumed for several weeks after it is purchased. Coffee People manufactures these canned coffee products for its franchisee stores, company-operated stores and Second Cup stores in Canada.

        The Company sells and distributes coffees to its franchisees on a cost-plus basis, which includes the actual cost of green coffee and costs associated with roasting and delivery, plus a fixed mark-up. As a result, the gross profit from wholesale product sales is generally insulated from variability in coffee prices except to the extent that such fluctuations affect the demand for specialty coffee. Gross profit associated with sales of coffee at company-operated stores is not similarly insulated.


FRANCHISES

        On September 1, 1998, the Company announced that it was adopting an "all franchising" business strategy. Existing company-operated stores operating under the Coffee People Oregon and Coffee Plantation brands, as well as new stores, are currently being offered for franchising. The Company's Gloria Jean's stores are already primarily franchised.

        Franchise Operations. The current franchise agreement requires franchisees to purchase all of their coffee from the Company. In addition, the Company supplies franchisees with other non-coffee products, such as cups, bags and napkins. Suppliers of products sold in its franchised stores are subject to Company approval to ensure that quality standards and product consistency are maintained at all times.

        Coffee People has a right of first refusal upon any sale or transfer of an existing franchise store and has the right to approve new franchisees prior to transfer or assignment.

        The Company offers a number of its Gloria Jean's franchisees an opportunity to operate a holiday gift center during the November-December holiday season. The holiday gift centers are subject to the Company's approval and the ability to obtain suitable locations each holiday season.

        Management believes that store profitability and the quality of customer service are maximized when stores are operated by talented and committed management. The Company has implemented a rigorous screening process for the selection of qualified franchisees and management.

        Franchise Support Programs. The Company provides a variety of support services to its franchisees, including training, supervision, business consultation, strategic direction, marketing, product sourcing and volume purchasing savings. The Company has established an intensive three week training program for its franchisees which includes training on in-store operations, coffee knowledge, merchandising, buying, controls and accounting. Management works closely with franchisee representatives on issues that affect the operations of stores. Franchisees are surveyed regularly to provide feedback on subjects that affect the operations of their stores.

        Franchise Economics. The franchisee is responsible for all of the capital expenditures associated with the store, although the construction and development process for new stores is usually coordinated by the Company in order to ensure consistency of build out. For drive-through units the Company utilizes an area development approach, under which the area developer agrees to develop a specified number of units in a geographical territory and obtains certain rights to that territory. Since July 1, 1996, ongoing charges to franchisees have included a royalty of 6 percent of gross sales, and an advertising fund contribution of up to 3 percent of gross sales.


MARKETING STRATEGY

        The Company's central marketing strategy is to offer leading quality products and exceptional customer service that creates customer loyalty in a satisfying and stimulating environment. The Company seeks to satisfy multiple coffee interests in three categories.

        In its whole bean category, the Company features a number of proprietary blends and estate coffees as well as leading flavored coffees. The Gloria Jean's brand is known for its whole bean flavored coffees, which currently represent more than 50 percent of whole bean sales and is a growing portion of the coffee industry. The Company believes that the on-going development and featuring of new flavors, blends and single origin coffees provide customers with variety and retains their interest.

        In its beverage category, the Company features brewed coffees, espresso-based drinks, ice-cream drinks, Mocha Chiller and Fruit Chillers and a variety of other drinks. Existing and new products are frequently sampled in stores to introduce customers to new taste experiences.

        In its gift and other merchandise category, the Company offers a variety of proprietary gifts and merchandise to complement its coffee products.


COMPETITION

        The specialty coffee market is intensely competitive and highly fragmented. With low barriers to entry, competition in the industry is expected to increase from national and regional chains, franchise operators and local specialty coffee stores.

        The Company competes with a growing number of specialty coffee retailers including Starbucks, Seattle's Best Coffee, Barnie's, Coffee Beanery Ltd, Caribou, Peet's Coffee and many others. The Company competes against virtually all coffee sellers. A number of nationwide coffee manufacturers, such as Kraft General Foods, Proctor & Gamble, and Nestle, distribute coffee products in supermarkets and convenience stores, which may serve as substitutes for Coffee People coffees. Other specialty coffee companies including Starbucks , Seattle's Best Coffee, Bucks County, Brothers Gourmet Coffees and Green Mountain Coffee Roasters, sell whole bean coffees in supermarkets and variety and discount stores.


INTELLECTUAL PROPERTY

        Coffee People owns federal trademark registrations for "Coffee People," "Coffee Plantation," and "Gloria Jean's" as well as several other slogans, product names, design marks and logos. The Company also owns a number of common law service marks and trademarks in the United States including "Gloria Jean's Coffee Bean." Several federal trademark applications are pending, including one for "Gloria Jean's Coffees." The Company has also received trademark and service mark protection for the name Coffee People and related marks in Canada and Japan.


GOVERNMENT REGULATION

        In addition to the laws and regulations relating to the food service industry, the Company is subject to Federal Trade Commission ("FTC") regulation and state laws which regulate the offer and sale of franchises.

        The FTC's Trade Regulation Rule relating to Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures (the "FTC Rule") generally requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule. In addition, several states presently regulate the offer and sale of franchises and, subject to limited exemptions, require registration of the franchise offering with state authorities.

        State laws that regulate the offer and sale of franchises and the franchisor-franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities prior to making offers or sales and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, prohibiting discrimination in fees and charges, regulating the basis for (and/or means of) terminating the relationship, requiring repurchase of inventories in some circumstances, restricting nonrenewal by the franchisor, limiting restrictions on transfers or inheritance of the franchisee's interests, regulating placement of competing units which might adversely affect the franchisee's results and other matters. To date, these laws have not precluded the Company from seeking franchisees in any given area. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and repurchase of inventory or other compensation, these provisions have not had a significant effect on the Company's franchise-related operations.

        The Company believes that its operations comply in all material respects with the FTC Rule and state franchise laws. There can be no assurance, however, that changes to the FTC Rule or state franchise laws, or future court or administrative decisions, will not affect the Company's franchise business.

        There are also extensive federal, state and local government regulations relating to the development and operation of food service outlets, including laws and regulations relating to building and seating requirements, the preparation and sale of food, cleanliness, safety in the workplace, accommodations for the disabled and the Company's relationship with its employees, such as minimum wage requirements, anti-discrimination laws, overtime and working conditions and citizen requirements. The failure to obtain or retain necessary food licenses, substantial increases in the minimum wage or substantial increases in payroll taxes or requirements to fund mandatory health-care or employee benefit programs could have a material adverse effect on the Company.


EMPLOYEES

        As of June 27, 1998, the Company had 1,409 employees, of which 508 were full time and 901 were part time employees. None of the employees of the Company are covered by a collective bargaining agreement. The Company believes that its employee relations are good.


ITEM 2. FACILITIES

        All of the Company's Gloria Jean's locations are operated in leased premises, most situated in regional malls. Virtually all of the leased premises occupied by franchised outlets are leased by Gloria Jean's which then enters into sublease agreements with the franchisee on a cost pass-through basis. Gloria Jean's, however, remains obligated under the lease. Gloria Jean's stores are designed to accommodate locations in various sizes, ranging from 170 square foot kiosk outlets (which sell principally coffee drinks and other beverages) to 2,000 square foot full service stores.

        The Company currently owns the land and buildings at which two of its company-operated Coffee People Oregon drive-through espresso bars (Motor Moka(R)) are operated. In addition, it owns the building and leases the underlying land for five additional company-operated facilities. Existing company-operated retail stores range from 150 to 2,850 square feet. The monthly lease rate for certain stores is based on that store's monthly sales revenue. Certain of the Company's leases expire in the near future. There can be no assurance that specific leases can be renewed on terms acceptable to Coffee People or at all.

        One of the Coffee People Oregon company-operated stores is operated in a shopping mall undergoing redevelopment for which rent is paid month-to-month. The lessor at any time could demand that Coffee People vacate the premises on 30 days prior written notice. The Company has periodic discussions with the lessor relative to entering into a long-term lease.

        Under its lease with the Port of Portland for the seven Aero Moka stores at Portland International Airport, Coffee People Oregon is required to enter into a joint venture with a certified disadvantaged business enterprise for one of its airport stores. Upon entry into the joint venture, Coffee People will have a 49 percent ownership in that store.

        The Company's corporate offices and roasting facilities in Castroville, California consist of approximately 60,000 square feet and are leased through December 31, 2005. The Company believes that its facilities in Castroville are adequate for its present needs and for the foreseeable future.

        The Company currently leases approximately 9,400 square feet of office space in

Beaverton, Oregon and 1,888 square feet of office space in Tempe, Arizona for its regional offices. The Company is seeking to sublet or assign the lease, which expires in February 2004, for portions of its Beaverton office. Approximately 2,660 square feet is currently subleased to a third party.

        The Company's stores at fiscal year ended June 27, 1998 were located as follows:


                             GLORIA JEAN'S STORES

        LOCATION                                        # OF STORES
        --------                                        -----------
           United States
                Midwest                                      75
                West                                         53
                East                                         47
                Southeast                                    33
                Northeast                                    18
                Southwest                                    18
                                                            ---
                    Total, United States                    244
                                                            ---

           United States Territory (Guam)                     1
                                                            ---

           International
                Ireland                                       2
                Japan                                        14
                Korea                                         2
                Mexico                                        6
                Australia                                     5
                United Arab Emirates                          2
                                                            ---
                    Total, International                     31
                                                            ---
                    ALL STORES                              276
                                                            ===


MIDWEST: Arkansas, Illinois, Indiana, Kansas, Michigan, Minnesota, Nebraska, Oklahoma, Wisconsin, Missouri

WEST: Hawaii, California, Colorado, Nevada, Washington

EAST: Maryland, New Jersey, New York, Ohio, Pennsylvania, Virginia,
West Virginia

SOUTHEAST: Florida, Georgia, Kentucky, Louisiana, South Carolina,
North Carolina, Tennessee

NORTHEAST: Connecticut, Massachusetts, Maine, New Hampshire

SOUTHWEST: Arizona, New Mexico, Texas

                              COFFEE PEOPLE/OREGON

                Oregon                                       25

                                COFFEE PLANTATION

                Arizona                                      14
                                                            ---

                    TOTAL ALL STORES                        315
                                                            ===

ITEM 3.  LEGAL PROCEEDINGS

        The Company is a defendant and a plaintiff in various lawsuits from time to time. No legal proceedings are in progress or pending against the Company, other than proceedings set forth below or proceedings incidental to carrying on its business and operations in the ordinary course which, individually or in the aggregate, are not material to the Company.

        Security Trust Company v. Gloria Jean's Gourmet Coffees Corporation. The claimant filed a claim in the Superior Court of the State of California, County of Contra Costa, asking for unpaid rent and late charges for a Gloria Jean's store in Richmond, California vacated by the Company. Gloria Jean's has requested that the landlord mitigate damages caused by early termination of the lease by seeking to relet the premises. Unpaid rent plus rent through the remainder of the original lease term would be approximately $175,000. Management does not believe the outcome of this litigation will have a material adverse effect on the Company.

        KKW Enterprises, Inc. v. Gloria Jean's Gourmet Coffee Franchising Corp. On or about May 7, 1998, plaintiff filed a complaint against Franchising Corp. in the Superior Court of the State of Rhode Island for Providence County alleging that Franchising Corp. by making certain misrepresentations fraudulently induced plaintiff to enter into franchise agreements for Gloria Jean's stores. Plaintiff seeks damages for the losses it purportedly incurred in obtaining and operating its Gloria Jean's stores and recission of its two remaining franchise agreements. On Franchising Corp.'s motion, the case was removed to the United States District Court for the District of Rhode Island. Franchising Corp. has filed a Demand for Arbitration with the Chicago office of the American Arbitration Association, seeking a declaration that Franchising Corp. has no liability for the claims asserted and has demanded that plaintiff submit the claims pending in the District Court to arbitration in accordance with the franchising agreements. This case is still in the early stages of litigation and there can be no assurance that a favorable outcome will be obtained or that if the matter were resolved in favor of the plaintiff there would not be a material adverse effect on the Company.

        Sugai Products, Inc. v. Kona Kai Farms, Inc., Regton Companies, Inc., Starbucks Corp., Peet's Coffee and Tea, Inc., Gloria Jean's Gourmet Coffees Corp. (the "Kona litigation"). On January 9, 1997, the plaintiffs filed a putative class action against the defendants alleging violation of the Lanham Act, the Hawaii Uniform Deceptive Trade Practices Act and the Hawaii Unfair Trade Practices Act. The plaintiffs, who purport to represent a class of Kona coffee growers, wholesalers and retailers, allege that the defendants sold coffee beans grown in Central America under the false label "Kona coffee" and seek an injunction, unspecified damages, attorneys' fees and costs. In March, Gourmet Coffees Corp. and certain other defendants moved to dismiss the complaint or, in the alternative, for a more definitive statement of the claim. The plaintiffs filed a motion for class certification in July 1997. In January 1998, the United States District Court for the District of Hawaii denied class certification.

        In July of this year, Gloria Jean's and Brothers Gourmet Coffees agreed on present and future indemnification in connection with the settlement of the escrow account established pursuant to The Second Cup's purchase of Gloria Jean's stock from Brothers. As consideration for the settlement, Gloria Jean's has released Brothers from further liability for all pending and future legal proceedings. Brothers has agreed to continued indemnification of Gloria Jean's in connection with the Kona litigation as it relates to the period ended November 9, 1995 and for amounts owed on California and Illinois sales tax audits, currently under way, in excess of $130,000. On August 27, 1998, Brothers filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware. However, the Company intends to take all legal measures to protect any claims it may have against Brothers.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        (a) The annual meeting of stockholders of the registrant was held on May 19, 1998.

        (b) The meeting involved the election of directors. Proxy statements for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed on the proxy statement. All of management's nominees were elected.

        (c) Three other matters were also voted upon at the meeting. These matters involved (i) the issuance of Coffee People's common shares to Second Cup USA Holdings Ltd., a wholly owned subsidiary of The Second Cup Ltd., in exchange for 100% of the issued and outstanding stock of Gloria Jean's Inc., (ii) the approval of the 1998 Stock Incentive Plan, and (iii) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants. The following table sets forth information with respect to votes cast for and against each such matter and each nominee for director:


                                   Votes       Votes        Votes        Broker
Matter                              For       Against    Abstaining    Non-votes
------                           ---------    -------    ----------    ---------
The Issuance                     1,882,169      2,462       3,250          0
1998 Stock Incentive Plan        1,464,201     12,400      11,280          0
Ratification of Accountants      1,877,189      7,362       3,330          0

Nominee
-------
Douglas L. Ayer                  1,810,694     77,187           0         --
Michael Bregman                  1,811,444     76,437           0         --
Robert M. Haft                   1,811,444     76,437           0         --
Alton W. McEwen                  1,811,444     76,437           0         --
Gary G. Talboy                   1,809,944     77,937           0         --
Kathy A. Welsh                   1,811,444     76,437           0         --


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock began trading on September 25, 1996 on the Nasdaq National Market under the symbol "MOKA". After the reverse merger was completed, the Nasdaq Listing Qualifications Panel concluded that the NASD marketplace rules required the Company to meet the initial Nasdaq National Market initial inclusion criteria following its merger with the U.S. operations of The Second Cup Ltd. on May 19, 1998. As the Company's current share price was below the minimum bid share price for listing on Nasdaq National Market on August 27, 1998, the Company's common stock was moved from the Nasdaq National Market to the Nasdaq SmallCap Market. The Company has submitted a formal listing application to the Nasdaq SmallCap Market.

        The table below sets forth for the periods indicated the high and low sale prices per share of Coffee People common stock, as reported by the Nasdaq National Market

                                               HIGH       LOW
                                              ------    ------
        Fiscal 1998 (Ended June 27, 1998):
        Fourth Quarter                        $4.25     $2.625
        Third Quarter                          3.063     2.50
        Second Quarter                         4.625     2.813
        First Quarter                          5.00      3.250

                                               HIGH       LOW
                                              ------    ------
        Fiscal 1997 (Ended June 28, 1997)
        Fourth Quarter                        $8.00     $4.50
        Third Quarter                          7.50      6.00
        Second Quarter                         9.125     6.25
        First Quarter                             NA        NA

        On August 31, 1998, the closing price of Coffee People common stock, as reported on the Nasdaq SmallCap Market, was $1.875 and there were 502 record holders of Coffee People common stock.

        No cash dividends were declared or paid by Coffee People during any of the periods presented above. On July 26, 1996, Coffee People declared a 3-for-2 stock split. Coffee People does not intend to pay any cash dividends in the foreseeable future, and intends to retain all earnings for use in its business operations. Coffee People's bank credit arrangements currently prohibit the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                        OWNED BY
                                       KVETKO'S(4)                OWNED BY BROTHERS(5)
                                       -----------       ---------------------------------------
                                         34-WEEK         6-WEEK         FISCAL          39-WEEK
                                          PERIOD         PERIOD          YEAR            PERIOD
                                          ENDED           ENDED          ENDED           ENDED
                                          NOV 19,        DEC 31,        DEC 30,         SEPT 29,
                                           1993           1993           1994             1995
                                       -----------       -------        --------        --------
                                         (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF
  OPERATIONS DATA:
Revenues:
  Franchise revenues .............       $  2,218        $ 1,280        $  6,804        $  3,442
  Retail sales(1) ................          3,320             --           8,935           4,704
  Wholesale sales(1) .............          9,850          6,325          15,054           8,595
                                         --------        -------        --------        --------
  Total revenues .................         15,388          7,605          30,793          16,741
                                         --------        -------        --------        --------
Expenses:
  Cost of goods sold .............          9,707          4,475          16,240           9,614
  Store and other
    operating expenses(2)(3) .....             --             --           5,993           4,081
  Depreciation and amortization ..            444            201           1,837           1,127
  General and administrative
    expenses(2)(3) ...............          5,778          1,128           6,288           4,552
  Provision for store closures ...             --             --              --              --
  Acquisition and integration
    expenses .....................             --             --              --              --
                                         --------        -------        --------        --------
  Total expenses .................         15,929          5,804          30,358          19,374
                                         --------        -------        --------        --------
Income (loss) from operations ....           (541)         1,801             435          (2,633)
Interest income ..................             22             58              --              --
Interest expense .................            230             16             351             888
                                         --------        -------        --------        --------
Income (loss) before
  (provision) benefit for
    income taxes .................           (749)         1,843              84          (3,521)



                                                    OWNED BY
                                                   SECOND CUP
                                         ------------------------------
                                          39-WEEK             FISCAL             FISCAL
                                           PERIOD              YEAR               YEAR
                                            ENDED             ENDED               ENDED
                                           JUN 29,            JUN 28,            JUN 27,
                                            1996               1997               1998
                                         -----------        -----------        -----------
                                     (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Franchise revenues .............       $     4,971        $     5,869        $     6,035
  Retail sales(1) ................             6,657              7,631             11,436
  Wholesale sales(1) .............            13,329             17,079             17,580
                                         -----------        -----------        -----------
  Total revenues .................            24,957             30,579             35,051
                                         -----------        -----------        -----------
Expenses:
  Cost of goods sold .............            14,389             18,494             19,296
  Store and other
    operating expenses(2)(3) .....             4,779              6,080              8,231
  Depreciation and
    amortization .................               978              1,152              1,811
  General and administrative
     expenses(2)(3) ..............             2,825              5,458              4,079
  Provision for store
    closures .....................                --                580                 --
  Acquisition and integration
    expenses .....................                --                 --                437
                                         -----------        -----------        -----------
  Total expenses .................            22,971             31,764             33,854
                                         -----------        -----------        -----------
Income (loss) from
  operations .....................             1,986             (1,185)             1,197
Interest income ..................               203                426                315
Interest expense .................                --                 --                 46
                                         -----------        -----------        -----------
Income (loss) before
  (provision) benefit
  for income taxes ...............             2,189               (759)             1,466

(Provision) benefit for
  income taxes ...................            287             --            (383)             --
                                         --------        -------        --------        --------
Income (loss) before
  cumulative effect of
  change in accounting
  principle ......................           (462)         1,843            (299)         (3,521)
Cumulative effect of change in
 accounting principle ............             --             --              --              --
                                         --------        -------        --------        --------
Net income (loss) ................       $   (462)       $ 1,843        $   (299)       $ (3,521)
                                         ========        =======        ========        ========
Shares used in computing
  per share amounts ..............
Income (loss) per share:
  Income (loss) before
  cumulative effect of change in
  accounting principle ...........       $        --        $        --        $        --

  Cumulative effect of change
  in accounting principle ........                --                 --                 --
                                         -----------        -----------        -----------
Net income (loss) ................       $        --        $        --        $        --
                                         ===========        ===========        ===========

(Provision) benefit for
  income taxes ...................              (965)                (4)              (728)
                                         -----------        -----------        -----------
Income (loss) before
  cumulative effect of
  change in accounting
  principle ......................             1,224               (763)               738
Cumulative effect of
  change in accounting
  principle ......................                --               (427)                --
                                         -----------        -----------        -----------
Net income (loss) ................       $     1,224        $    (1,190)       $       738
                                         ===========        ===========        ===========
Shares used in computing
  per share amounts ..............         7,460,479          7,460,479          7,812,491
Net income (loss) per share:
  Income (loss) before cumulative
    effect of change in
    accounting principle .........       $      0.16        $     (0.10)       $      0.09
  Cumulative effect of change in
    accounting principal .........       $        --        $     (0.06)       $        --
                                         -----------        -----------        -----------
Net income (loss) ................       $      0.16        $     (0.16)       $      0.09
                                         ===========        ===========        ===========

-----------------------------
(1) For the 6-week period ended December 31, 1993, the information is not available to accurately separate retail sales from wholesale sales.

(2) For the 34-week period ended November 19, 1993 and the 6-week period ended December 31, 1993, the information is not available to accurately separate store and other operating expenses from general and administrative expenses.

(3) For the 34-week period ended November 19, 1993 and the 6-week period ended December 31, 1993, the information is not available to accurately separate store and other operating expenses from general and administrative expenses.

(4) Due to the November 19, 1993 acquisition of Gloria Jean's Inc. ("Gloria Jean's"), formerly Edglo Enterprises, Inc., by Brothers Retail Corp. ("Brothers"), the financial statements of the Company are not comparable to those of the prior periods.

(5) Due to the September 30, 1995 acquisition of Gloria Jean's, formerly Edglo Enterprises, by Second Cup, the financial statements of the Company are not comparable to those of the prior periods.


                           OWNED BY                                                        OWNED BY
                          KVETKO'S(3)            OWNED BY BROTHERS(4)                     SECOND CUP
                          -----------    -----------------------------------        ----------------------
                            34-WEEK       6-WEEK        FISCAL       39-WEEK        39-WEEK          FISCAL          FISCAL
                             PERIOD       PERIOD         YEAR         PERIOD         PERIOD           YEAR            YEAR
                             ENDED         ENDED         ENDED        ENDED          ENDED           ENDED           ENDED
                            NOV 19,       DEC 31,       DEC 30,      SEPT 29,       JUN 29,         JUN 28,          JUN 27,
                             1993          1993          1994          1995           1996           1997             1998
                             ----          ----          ----          ----           ----           ----             ----
                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
  (UNAUDITED)
Number of franchise
  stores open at end
  of period.............      164          169           187           209            224             236             246
Number of
  corporate-owned
  stores open at end
  of period.............       24           24            23            27             23              31              69

Total number of
  stores ................     188          193           210           236            247             267             315
Store Activity:
  (Unaudited)(1) ........
Number of stores
  acquired during the
  period(1) .............                                                                                              39
Number of stores
  opened during the
  period(1) .............                                                              17              29              26
Number of stores
  closed during the
  period(1) .............                                                               6               9              17
Systemwide sales--
  unaudited(1) ..........                                                         $79,904        $102,065        $106,822
EBITDA (excluding certain
  operating expenses) -
  unaudited(2) .......... $   (97)     $ 2,002       $ 2,272       $(1,506)       $ 2,964        $    547        $  3,445

BALANCE SHEET DATA:
Total assets ............ $15,588      $52,834       $51,636       $46,043        $40,219        $ 38,923        $ 55,695
Long-term debt and
  capital lease
  obligations, net of
  current portion .......     214          195            84            25             --              --           3,798
Common share
  dividends .............      --           --            --            --          1,562              --              --
Dividends per
  common share ..........      --           --            --            --           0.21              --              --



(1) Store activity, which includes the number of stores opened, closed or disposed of during the period and systemwide sales is presented only for those periods that Gloria Jean's was owned by Second Cup.

(2) EBITDA represents earnings before interest, taxes, depreciation, amortization, provision for store closures, acquisition and integration expenses, and cumulative effect of changes in accounting principles. This information is not a measure of operating results or cash flows from operating activities as defined by generally accepted accounting principles and is not intended to be superior to the financial information presented in conformity with generally accepted accounting principles. This computation may not be comparable to other similarly titled measures used by other companies.

(3) Due to the November 19, 1993 acquisition of Gloria Jean's, formerly Edglo Enterprises, by Brothers the financial statements of the Company are not comparable to those of the prior periods.

(4) Due to the September 30, 1995 acquisition of Gloria Jean's, formerly Edglo Enterprises, by Second Cup, the financial statements of the Company are not comparable to those of the prior periods.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements within the meaning of the federal securities law and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion, depending on a variety of factors. Such factors include, but are not limited to, the Company's ability to integrate the Coffee People operations and to execute its franchising strategy; the Company's ability to control costs associated with planned store closures; the price and availability of green coffee; effects of competition; availability of additional capital; and changes in applicable government regulations.

OVERVIEW

        Coffee People, Inc. ("Coffee People" or the "Company") is the second largest specialty coffee retailer in the United States. On May 19, 1998, Coffee People combined with Gloria Jean's Inc. ("Gloria Jean's") in a transaction (the "merger") in which Coffee People acquired all of the outstanding common stock of Gloria Jean's in exchange for the issuance of 7,460,679 shares of Coffee People common stock to Second Cup USA Holdings Ltd. ("Second Cup"), a wholly owned subsidiary of The Second Cup Ltd., giving Second Cup 69.5% ownership of the combined company. Following completion of the merger, Coffee People relocated its corporate offices from Beaverton, Oregon to Castroville, California, where Gloria Jean's offices are located.

        The transaction has been accounted for as a reverse merger in which Gloria Jean's is treated as the accounting acquiror. As a result of this accounting treatment, the historical financial statements of Gloria Jean's became the historical financial statements of the combined company. Also consistent with this accounting treatment, the fiscal year end for Coffee People, Inc. has been changed from December 31 to the last Saturday in June, to conform with the year end used by Gloria Jean's.

        As of June 27, 1998, the Company had 246 franchised and 30 company-operated stores operating under the Gloria Jean's name in 36 states, one U.S. territory, and six foreign countries, 25 company-operated stores operating under the Coffee People name in Oregon, and 14 company-operated stores operating under the Coffee Plantation name in Arizona. The Company also operates a coffee roasting facility in Castroville, California.

        The Gloria Jean's coffee business was started in Long Grove, Illinois, in 1979 by Edward and Gloria Jean Kvetko. By 1993, the Gloria Jean's business had grown to 188 franchised and company-operated stores located in 38 states and one foreign country. On November 19, 1993, the Kvetkos sold all of the outstanding common stock of their holding company, Edglo Enterprises, Inc., which owned the Gloria Jean's business, to Brothers, a wholly owned subsidiary of Brothers Gourmet Coffees, Inc. At that time, the fiscal year-end of Gloria Jean's was changed from March 31 to the last Saturday in December.

        Effective September 30, 1995, Brothers sold the Gloria Jean's business, together with a roasting facility, to a wholly owned subsidiary of The Second Cup Ltd. At the time of its acquisition by The Second Cup Ltd., the fiscal year-end of Gloria Jean's was changed to the last Saturday in June.

        Coffee People had its origins in 1983. By the end of 1995, Coffee People had grown to 19 company-operated stores all operating in Oregon. In September 1996, Coffee People completed an initial public offering in which it raised net proceeds of $9,717,000 from the sale of 1,225,000 shares of Common Stock. Following its initial public offering, Coffee People undertook an aggressive expansion program, opening 14 new stores (seven of which were outside its core market of Portland, Oregon) and acquiring 15 Coffee Plantation stores in Arizona between October 1, 1996 and June 30, 1997. The Coffee Plantation stores were acquired in May 1997 from The Coffee Plantation, Inc., an indirect wholly-owned subsidiary of The Second Cup Ltd. During this period, Coffee People incurred significant losses and, during its quarter ended June 30, 1997, took a charge of $5,500,000 relating to the sale or closure of seven stores outside its Oregon and Arizona markets and for related restructuring. Following this decision, Coffee People re-evaluated its strategic alternatives and, after considering a number of alternative courses of action and evaluating a number of potential transactions, Coffee People agreed to the merger transaction in which it combined with Gloria Jean's.

        Because the merger closed on May 19, 1998, approximately six weeks prior to the 1998 fiscal year-end, the operating results attributable to the acquired Coffee People Oregon and Coffee

Plantation operations have had only a limited impact on the overall operating results of the combined company for the fiscal year ended June 27, 1998. Certain costs associated with the acquisition and integration of Coffee People operations have been accounted for as acquisition and integration expenses.

        Gloria Jean's retail outlets generally offer a full range of gourmet coffees, teas, and food, as well as a variety of related gifts, supplies, equipment and accessories. Coffee People and Coffee Plantation stores sell coffee beverages, coffee beans, cookies, pastries and coffee related merchandise.

FISCAL YEAR ENDED JUNE 27, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 28, 1997

        REVENUES. Total revenues increased 14.6% to $35,051,000 for the fiscal year ended June 27, 1998, from $30,579,000 for the fiscal year ended June 28, 1997. The increase in total revenues was due primarily to an increase in retail sales from company-operated stores.

        Retail sales at company-operated stores increased 49.9% to $11,436,000 for the 1998 fiscal year from $7,631,000 in the 1997 fiscal year. The increase in retail sales was due primarily to sales of $2,406,000 at the Company's Coffee People Oregon and Coffee Plantation stores acquired on May 19, 1998, and to an increase in the weighted average number of company-operated Gloria Jean's stores
- 31 during the fiscal year ended June 27, 1998 as compared to 25 during the fiscal year ended June 28, 1997.

        Wholesale sales consist primarily of sales of roasted coffee and other products and supplies to franchisees. Wholesale sales for the fiscal year ended June 27, 1998 increased 2.9% to $17,580,000 for the fiscal year ended June 27, 1998 from $17,079,000 for the fiscal year ended June 28, 1997. This increase was due to increased sales of coffee beans as a result of new franchisees as well as a general price increase for products sold to franchised stores.

        Franchise revenues consist primarily of initial franchise fees and royalties received by Gloria Jean's on sales made at each franchise location. Franchise revenue increased 2.8% to $6,035,000 for the fiscal year ended June 27, 1998 from $5,869,000 for the fiscal year ended June 28, 1997. The components of this increase were a 27.7% increase in franchise fees to $640,000 in the 1998 fiscal year from $501,000 in the 1997 fiscal year and a 0.5% increase in royalties to $5,395,000 in the 1998 fiscal year from $5,368,000 in the 1997 fiscal year. The increase in franchise fees was due to an increase in the number of new stores franchised during the 1998 fiscal year over the number franchised in the 1997 fiscal year. The increase in royalties was due to an increase in the number of franchised stores which was offset by a decline of approximately one percent in comparable store sales at franchised stores.

        COSTS AND EXPENSES. Cost of goods sold increased 4.3% to $19,296,000 for the fiscal year ended June 27, 1998, from $18,494,000 in the fiscal year ended June 28, 1997, due to increases associated with the increases in retail sales. These increases were partially offset by a reduction in cost of goods sold associated with wholesale sales. Cost of goods sold as a percentage of retail and wholesale sales decreased to 66.5% in the fiscal year ended June 27, 1998, from 74.8% in the fiscal year ended June 28, 1997, due primarily to improvements in production controls, plant efficiencies and a general increase in prices on sales of products to franchised stores and also due to a more favorable cost relationship associated with retail sales generated at the Company's Coffee People Oregon and Coffee Plantation stores acquired on May 19, 1998. Product costs as a percentage of retail sales are lower at Coffee People Oregon and Coffee Plantation stores than at Gloria Jean's company-operated stores.

        Store and other operating expenses increased 35.4% to $8,231,000 in the fiscal year ended June 27, 1998, from $6,080,000 in the fiscal year ended June 28, 1997 primarily as a result of increased store operating expenses at Gloria Jean's company-operated stores and store operating expenses attributable to the Coffee People Oregon and Coffee Plantation stores acquired on May 19, 1998, and also to an increase in operating expenses associated with franchise administration. These increases were partially offset by a decline in franchise bad debt expense due to improved credit and collection efforts. As a percentage of total revenues, store and other operating expenses increased to 23.5% in the 1998 fiscal year from 19.9% in the 1997 fiscal year.

        Depreciation and amortization increased 57.2% to $1,811,000 in the fiscal year ended June 27, 1998 from $1,152,000 in the fiscal year ended June 28, 1997, due to depreciation and amortization expense associated with the Coffee People Oregon and Coffee Plantation stores acquired in May 1998 and an increase in depreciation associated with new company-operated Gloria Jean's stores opened during the year. These Gloria Jean's company-operated store assets were depreciated until the Company decided at the end of fiscal year 1998 to actively market these stores to franchisees. As a percentage of total revenues, depreciation and amortization expense increased to 5.2% for the fiscal year ended June 27, 1998 from 3.8% in the fiscal year ended June 28, 1997, primarily due to depreciation and amortization associated with the increased number of company-operated stores opened or acquired during the year which generally have higher depreciation expense as a percentage of retail sales.

        General and administrative expenses decreased to $4,079,000 in the 1998 fiscal year from $5,458,000 in the 1997 fiscal year primarily as a result of expenses charged to general and administrative expense during the 1997 fiscal period which were not incurred in the 1998 fiscal period, and as a result of a $643,000 reimbursement received from Brothers in fiscal year 1998 in connection with indemnification agreements associated with the 1995 acquisition of the Gloria Jean's business from Brothers. The Brothers reimbursement in fiscal year 1998 represents a recovery of costs previously charged to general and administrative expenses. Charges incurred in fiscal year 1997 that were not incurred in fiscal year 1998 consisted of $420,000 associated with the reacquisition and closure of a Gloria Jean's store pursuant to a repurchase agreement and expenses associated with building a new management team and implementing systems, standards, and controls throughout the organization. General and administrative expense reductions in fiscal year 1998 were offset somewhat by general and administrative expense increases arising as a result of the Coffee People acquisition completed in May 1998. In addition, during fiscal years 1998 and 1997, the Company recorded charges to general and administrative expense of $223,000 and $198,000, respectively, for costs associated with the write down of certain Gloria Jean's company-operated store assets. Because of the foregoing factors, general and administrative expenses as a percentage of total revenues decreased to 11.6% in the 1998 fiscal year from 17.8% in the 1997 fiscal year.

        PROVISION FOR STORE CLOSURES: The Company took a charge of $580,000 in fiscal year 1997 to provide for the closure of eight company-operated Gloria Jean's stores. Costs relating to these stores incurred during the fiscal year ended June 27, 1998 were $530,000. These costs were charged against the accrual established at the end of the 1997 fiscal year. As of June 27, 1998, five of the eight stores had been disposed of pursuant to lease termination agreements.

        As of June 27, 1998, all of the Gloria Jean's company-operated stores are held for sale to franchisees. For the 1998 fiscal year, revenues and operating losses for these stores were $9,030,000 and $(1,204,000), respectively. While management intends to sell these stores during fiscal year 1999, there can be no assurance that all of these actions can be taken by the Company or that, if taken, such actions will improve the Company's financial position, results of operations or cash flows.

        ACQUISITION AND INTEGRATION EXPENSES: Acquisition and integration expenses of $437,000 consist of costs associated with integrating Coffee People operations and a portion of costs associated with exiting Coffee People activities, including relocating and terminating Coffee People employees and franchising Coffee People Oregon and Coffee Plantation retail stores. The exit costs have been capitalized and recorded as an increase to goodwill to the extent of Second Cup's 69.5% ownership interest. The remaining exit costs have been expensed and are included in acquisition and integration expenses.

        INTEREST INCOME. Interest income as a percentage of total revenues decreased to 0.9% for the fiscal year ended June 27, 1998 from 1.4% for the fiscal year ended June 28, 1997, due to a reduction in interest-bearing loans receivable from an affiliated company resulting from the repayment of such loans in fiscal year 1997.

        INTEREST EXPENSE. Interest expense as a percentage of total revenues increased to 0.1% for the fiscal year ended June 27, 1998 from 0.0 % for the fiscal year ended June 28, 1997, as a result of interest incurred on long-term debt obligations acquired as part of the Coffee People acquisition on May 19, 1998.

        INCOME TAXES. The provision for income taxes increased to $728,000 for the fiscal year ended June 27, 1998, from $4,000 for the fiscal year ended June 28, 1997, due to the Company generating taxable income during the 1998 period. The effective tax rate of 49.7% for fiscal year 1998 primarily results from federal and state income taxes and nondeductible goodwill amortization.

FIFTY-TWO WEEK PERIOD ENDED JUNE 28, 1997 COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 1996.

        The data presented for fiscal year 1996 consists of the thirty-nine week period ended June 29, 1996, due to the acquisition of Gloria Jean's by Second Cup effective September 30, 1995. Fiscal year 1997 consists of a full fifty-two weeks. Approximately 30% to 35% of annual sales typically occur in the eight week period preceding the year-end holidays. This seasonal trend together with the substantial differences arising from the comparison of two periods of differing lengths should be considered when reviewing the following discussion.

        REVENUES. Total revenues increased 22.5% to $30,579,000 for the fiscal year ended June 28, 1997 from $24,957,000 for the fiscal year ended June 29, 1996, due primarily to the impact of a full year of reported results in 1997 versus thirty-nine weeks in 1996. An additional 14 new franchises opened during fiscal year 1997 also contributed to the increases in wholesale and other revenue and franchise revenues. Retail sales increased to $7,631,000 for the fiscal year ended June 29, 1997 from $6,657,000 for the thirty-nine week period ended June 29, 1996. Wholesale and other revenues increased to $17,079,000 for the fifty-two week period ended June 28, 1997 from $13,329,000 for the period ended June 29, 1996. Franchise revenues increased to $5,869,000 for the 1997 period from $4,971,000 for the thirty-nine week period ended June 29, 1996.

        COSTS AND EXPENSES. Cost of goods sold increased to $18,494,000 for the fifty-two week period ended June 28, 1997 from $14,389,000 for the thirty-nine week period ended June 29, 1996. Cost of goods sold increased to 74.8% as a percentage of retail and wholesale sales for the 1997 period from 72.0% for the 1996 period due primarily to a write down of approximately $600,000 for holiday gift pack inventory which did not meet Gloria Jean's quality standards and due to a larger number of underperforming company-operated stores which had poor operating efficiencies and higher coffee costs.

        Store and other operating expenses increased to $6,080,000 for the 1997 period from $4,779,000 for the 1996 period. Store and other operating expenses as a percentage of total revenues increased to 19.9% in 1997 from 19.2% in 1996 primarily due to a larger number of underperforming company-operated stores incurring higher operating expenses.

        General and administrative expenses increased to $5,458,000 for the period ended June 28, 1997 from $2,825,000 for the period ended June 29, 1996. General and administrative expenses as a percentage of total revenues increased to 17.8% in 1997 from 11.3% in 1996, due primarily to the investment undertaken in building a new management team and implementing improved systems, standards and controls throughout the organization. The increase also related to a $198,000 write-down to market value of assets at company-operated stores which were held for sale and a provision of $420,000 related to reacquisition and store closure costs associated with a repurchase agreement.

        PROVISION FOR STORE CLOSURES. The provision for store closures of $580,000 consisted primarily of lease termination costs for eight of the company-operated stores held for disposal. As of June 28, 1997, management determined it was not feasible to sell these stores and implemented a plan to close them during fiscal year 1998.

        Revenues and operating income (losses) for the 24 company-operated stores held for disposal, including the eight company-operated stores slated for closure at June 28, 1997, were $7,051,000 and $(368,000) respectively, for the fiscal year ended June 28, 1997 and $5,592,000 and $176,000, respectively, for the thirty-nine week period ended June 29, 1996.

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective as of the beginning of fiscal year 1997, Gloria Jean's adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The initial application of SFAS 121 to long-lived assets held for disposal at June 29, 1996 resulted in a non-cash charge of $427,000 (net of tax benefit of $262,000) which represents the adjustment required to remeasure such assets at the lower of carrying amount or fair value less costs to sell. Long-lived assets held for disposal consist of leasehold improvements and furniture and other property at company-operated stores which were held for sale. Assets held for disposal at June 28, 1997 had an adjusted carrying value of $1,560,000.

        INCOME TAXES. The provision for income taxes decreased to $4,000 for the fiscal year ended June 28, 1997 from $965,000 for the thirty-nine week period ended June 29, 1996. The decrease is due to Gloria Jean's reporting a net loss before income taxes during fiscal 1997 as compared to income before income taxes during the thirty-nine week period ended June 29, 1996. The effective income tax rate decreased to 0% during fiscal year 1997 from 44.1% during the thirty-nine week period ended June 29, 1996. During fiscal 1997, the federal and state income tax benefit from the loss before income taxes was offset by amortization of nondeductible goodwill and the write-off of an uncollectible income tax receivable. During the thirty-nine week period ended June 29, 1996, the effective income tax rate was comprised of federal and state income taxes and amortization of nondeductible goodwill.

        During fiscal 1997, management determined that no valuation allowance was required for Gloria Jean's deferred tax assets of $2,592,000 since, based on internal forecasts, management believes it is more likely than not the deferred tax assets will be realized through future taxable income. The adjustment to the valuation allowance during fiscal 1997 of $1,619,000 was recorded as a reduction in goodwill since the prior year's valuation allowance related to net operating loss carryforwards acquired from

Brothers.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 27, 1998, all seven of the Coffee People Oregon stores located outside of Oregon that Coffee People had identified for closure or disposition in its quarter ended June 30, 1997, had been closed. Of these stores, three had been sold and their store leases assigned and one store lease had been terminated by agreement. Of the eight Gloria Jean's stores identified for disposal during fiscal year 1997 five were disposed of during fiscal year 1998 pursuant to the lease termination agreements. Of the three remaining Gloria Jean's stores, one was disposed of after June 27, 1998 pursuant to a lease termination agreement and two remain open. The Company continues to make payments on the lease obligations for the three remaining Coffee People stores and for the three remaining Gloria Jean's stores not disposed of in fiscal year 1998. The Company will continue to make cash outlays for these stores for such items as rent, utilities and insurance until such time as it is able to sell the stores or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the leases. Such costs are charged against the accrual for store closures. There can be no assurance that the Company will be successful at selling these stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If the Company is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases. The Company is working with local real estate brokers to market, re-lease or sublease these stores. The lease terms for these stores range from two and one-half to nine years with expiration dates ranging from January 2001 through May 2007. Minimum future rental payments as of June 27, 1998 under the six leases total $1,553,000.

        As of June 27, 1998, the Company had $2,822,000 in cash and equivalents.

        The Company had working capital of $5,277,000 as of June 27, 1998, as compared to working capital of $10,802,000 at June 28, 1998. The primary reason for the decline in working capital is the stock redemption in which Gloria Jean's, in connection with the closing of the merger with Coffee People, redeemed a total of $5,116,000 in common stock from Second Cup.

        For the fiscal year ended June 27, 1998, cash provided by operating activities was $882,000, as compared to cash provided by operating activities of $2,705,000 for the fiscal year ended June 28, 1997.

        For the fiscal year ended June 27, 1998, net cash used in investing activities was $555,000 primarily as a result of the purchase of property, plant and equipment, partially offset by cash acquired in the acquisition of Coffee People. For the fiscal year ended June 28, 1997, cash provided by investing activities was $1,250,000, primarily as a result of the repayment of loans by an affiliated company, which repayment was in excess of capital expenditures for property, plant and equipment.

        For the fiscal year ended June 27, 1998, the Company had net cash used by financing activities of $4,786,000 primarily as a result of the stock redemption from The Second Cup Ltd. For the fiscal year ended June 28, 1997, net cash used by financing activities totaled $1,562,000 primarily as a result of dividends paid by Gloria Jean's to The Second Cup Ltd.

        The Company has a line of credit with its primary bank providing for borrowings through August 1, 1999 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's prime rate (9.0% as of June 27, 1998) and are secured by substantially all of Coffee People's assets, including accounts receivable, inventories, trade fixtures and equipment. As of June 27, 1998, there were no borrowings outstanding under the line of credit, however, $73,000 of the line was reserved for a letter of credit dated August 1, 1997.

        Contemporaneously with the closing of the merger with Gloria Jean's, Coffee People entered into a loan agreement with The Second Cup Ltd. which provides for a credit facility of up to $4,000,000 over a five year term. The facility expires May 19, 2003. The interest rate for amounts drawn under the line is 11.5%. As of June 27, 1998, no amounts had been borrowed under the credit facility.

        Coffee People believes that anticipated cash flow from operations, existing cash and bank debt will be sufficient to meet Coffee People's cash requirements through the end of the fiscal year ending June 26, 1999.

SEASONALITY

        The Company's business is subject to seasonal fluctuations, due to seasonal changes and general economic conditions, among other factors. Historically, net sales from Coffee People Oregon stores have been highest during the first and fourth fiscal quarters, which include the spring and summer months. Historically, Gloria Jean's highest sales and earnings have occurred in the second and third fiscal quarters. In addition, quarterly results have and, in the future are likely to be, substantially affected by the timing of new store openings. Because of the seasonality of Gloria Jean's business and the impact of new store openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for an entire year.


YEAR 2000

        The "Year 2000 Problem" refers to the possible failure of many computer systems that may arise as a result of many existing computer programs using only the last two digits to refer to a year. The Company has undertaken an initial review of the potential effects on it of the Year 2000 problem. These potential problems are being addressed on a system-by-system basis.

        The Company has determined that its general accounting system (which includes invoicing, accounts receivable and inventory control) must be upgraded to make the system Year 2000 compliant. The Company estimates that the cost of upgrading the accounting system will be approximately $10,000 and that the upgrade will be completed before the end of the current calendar year. As of June 27, 1998, the Company had expended approximately $5,000 to remedy this problem.

        The Company is continuing to review its information technology ("IT") hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. The review process entails evaluation of hardware/software and testing. The Company believes its IT review will be completed by the end of the current year. While the review process is ongoing, the Company believes that the cost to bring its IT systems into Year 2000 compliance will be under $50,000 and it does not foresee any material difficulties with completing the necessary changes prior to January 1, 2000.

        The Company expects that its review of non-IT systems (including voice communications and security) will be completed before the end of the current calendar year. The estimated costs to remedy non-IT systems is not expected to be material.

        The Company expects that the source of funds for evaluation and remediation of Year 2000 compliance issues will be cash flow from operations.

        The Company believes that its most significant internal risk posed by the Year 2000 Problem is the possibility of a failure of its accounting system. If the accounting system were to fail, the Company would have to implement manual processes, which may slow the timeliness of information needed to manage the business. As discussed above, the Company plans to avoid this risk by upgrading its accounting systems; however, there can be no assurance that such actions will avoid problems that may arise.

        The third parties whose Year 2000 problems could have the greatest effect on the Company are believed by the Company to be banks that maintain the Company's depository accounts and credit card processing systems, the company that processes the Company's payroll and which maintains the Company's human resource databases, and companies that supply or distribute coffee beans and other goods. The Company has not confirmed the state of Year 2000 readiness of these parties.

        The Company has not yet established a "contingency plan" to address potential Year 2000 problems and is currently considering the extent to which it will develop a formal contingency plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Derivative Instruments. The supply and price of green coffee beans is subject to significant volatility, generally caused by multiple factors beyond the Company's control, including weather, political and economic conditions in coffee producing countries, and other supply-related matters. Because the Company's coffee roasting operation supplies products to Gloria Jean's franchisees on a cost-plus basis, the Company believes that its gross profit on wholesale sales is generally insulated from the risk of volatility in prices of green coffee beans, except to the extent that such fluctuation affects the demand for specialty coffee. Company-operated stores are not so similarly insulated. In addition, other factors may affect gross profit, such as production efficiencies or inefficiencies (including roasting shrinkage) and write-offs of excess coffee inventories. During fiscal year 1997, worldwide coffee prices increased significantly.

        In order to avoid speculation on spot coffee prices, the Company typically undertakes to lock in the cost of a portion of its future coffee purchases by entering into contracts to purchase green coffee over future periods at fixed prices, or at future prices to be determined within one to 12 months from the time of the actual purchase. At June 27, 1998, these purchase commitments totaled approximately $3,850,000 for approximately 3,000,000 pounds of green coffee at an average contract cost per pound of $1.28. These commitments represent approximately 65% of the Company's estimated coffee requirements through June 26, 1999. Because of the significant decline in worldwide coffee prices from their 1997 highs, these commitments are not currently favorable to market at September 20, 1998.

        The Company does not use commodity based financial instruments to hedge coffee purchases.

        Financial Market Risk. The Company does not maintain a substantial investment portfolio. However, it does have arrangements with its primary bank to invest monies on deposit in overnight repurchase agreements and in other marketable short-term securities with maturities of generally less than 90 days. Based upon the current portfolio, a 100 basis point move in short-term interest rates would not have a material effect on the Company's financial condition or results of operations.

        The Company's principal market risk with respect to its financial debt instruments is to changes in the prime rate charged by major banks in the United States and to other benchmark rates to which interest rates under the Company's loan agreements may be tied. In June 1998, the Company elected to have $4,400,000 of its term loan with Bank of America bear interest at 2.25% over the Interbank Offered Rate ("IBOR rate"), an offshore rate used by the Bank that is similar to the London Interbank Offered Rate (LIBOR rate). As a result of this election, the interest rate on $4,400,000 of the Company's term loan was reduced from the 9% floating rate (0.5% over the bank's prime rate of 8.5%) to 7.9375% (2.25% over the IBOR rate of 5.6875%). Under the current arrangement, this rate will be adjusted each 90 days. At June 27, 1998, a 100 basis point increase in the IBOR rate (then 5.6875%) would result in additional interest expense of $44,000 on an annualized basis. A return to the 9% floating rate tied to the prime rate (8.5% at June 27, 1998) would have a similar impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

1.      Financial Statements:
        Report of independent accountants .......................... F-1
        Report of independent accountants .......................... F-2
        Consolidated balance sheets at June 27, 1998 and
          June 28, 1997 ............................................ F-3
        Consolidated statements of operations for the fiscal
          years ended June 27, 1998 and June 28, 1997 and the
          39-week period ended June 29, 1996 ....................... F-4
        Consolidated statements of stockholders' equity for the
          fiscal years ended June 27, 1998 and June 28, 1997 and
          the 39-week period ended June 29, 1996 ................... F-5
        Consolidated statements of cash flows for the fiscal
          years ended June 27, 1998 and June 28, 1997 and the
          39-week period ended June 29, 1996 ....................... F-6
        Notes to consolidated financial statements ................. F-8

2.      Financial Statement Schedule:
        Report of independent accountants on financial statement
          schedule for the 39-week period ended June 29, 1996 ...... F-26
        Report of independent accountants on financial statement
          schedule for the fiscal years ended June 27, 1998
          and June 26, 1997 ........................................ F-27
        II.     Valuation and Qualifying Accounts .................. F-28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the year ended June 27, 1998, there were no disagreements with the Company's independent accountants, PricewaterhouseCoopers LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to on its report on the financial statements for the year.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information as of August 31, 1998 with respect to each executive officer and director of Coffee People.

                                                                                  HAS SERVED
                                                                                     AS
NAME                             AGE                      OFFICE                 DIRECTOR (1)
----                             ---                      ------                 ------------
Michael Bregman                  44            Chairman of the Board               Since 1998

Alton W. McEwen                  55            President,                          Since 1998
                                               Chief Executive Officer
                                               and Director

Mark J. Archer                   41            Executive Vice President,
                                               Chief Financial Officer
                                               and Secretary

Robert R. Rodriguez              45            President, Gloria Jean's division

Taylor H. Devine                 57            President, Chief Operating
                                               Officer, Coffee People
                                               Oregon division

Thomas  M. Twitchel              40            Senior Vice President, Operations
                                               Coffee Plantation division

Matthew J. Kimble                46            Vice President, Human Resources

Stephen  L. King                 48            Vice President, Development

Julie A. Munger                  37            Vice President, Corporate Controller

Kenneth B. Ross                  49            Vice President, Finance

Lisa T. Steere                   35            Vice President, Marketing

Douglas L. Ayer(2)               61            Director                            Since 1996

Robert M. Haft(2)                45            Director                            Since 1998

Gary G. Talboy(3)                49            Director                            Since 1992

Kathy A. Welsh(3)                41            Director                            Since  1998

(1) The directors hold office until the next annual meeting of shareholders or until their successors are duly elected

(2) Member of Compensation Committee

(3) Member of Audit Committee

    Mr. Bregman has been Chairman of the Board of Coffee People since May 1998. He was a director of Gloria Jean's Inc. ("Gloria Jean's"), Gloria Jean's Gourmet Coffees Franchising Corp. ("Franchising Corp."), Gloria Jean's Gourmet Coffees ("Gourmet Coffees") and Edglo Enterprises, Inc. ("Edglo") from November 1995 through June 1998. Mr. Bregman has been a director of The Second Cup Ltd. ("Second Cup Ltd.") since 1988. Between 1988 and 1989, he served as President and Secretary of Second Cup Ltd. and has been Chairman and Chief Executive Officer of Second Cup Ltd. since 1989. Mr. Bregman serves on the board of directors of two public companies, Vincor International Inc., a producer and marketer of wine and refreshment products, and Clairvest Group Inc., an investment company.

    Mr. McEwen has been President and Chief Executive Officer of Coffee People since May 1998. He was President and Chief Operating Officer of Gloria Jean's from 1996 to 1998. From 1988 to 1996, Mr. McEwen was President and Chief Operating Officer of Second Cup Ltd. and has been a director of Second Cup Ltd. since 1988. He has been a director of Gloria Jean's, Franchising Corp., Gourmet Coffees and Edglo since November 1995.

    Mr. Archer has been Executive Vice President, Chief Financial Officer and Secretary of Coffee People since May 1998 and held the title of Executive Vice President and Chief Financial Officer of Gloria Jean's from February 1998 to May 1998. In June 1998, he was appointed Chief Financial Officer and director of Gloria Jean's, Franchising Corp., Gourmet Coffees, Inc. and Edglo. He previously was Senior Vice President and Chief Financial Officer of Jamba Juice Company, a venture capital backed chain of smoothie and juice restaurants from September 1995 through November 1997. Mr. Archer served as Chief Financial Officer and a director of Del Taco, Inc. from 1993 to 1995 and as Chief Financial Officer of Canteen Corporation from 1989 to 1993.

    Mr. Rodriguez has been President of the Company's Gloria Jean's unit since September 1998. He was Divisional Vice President of Strategic Planning and Regional Vice President of Operations for McDonald's Corporation prior to joining the Company from July 1994 to August 1998. From February 1992 to July 1994 he participated in the Executive Fast Track Training Program with McDonald's Corporation. He worked with PepsiCo's Taco Bell division from January 1981 to September 1992, serving as zone vice president from March 1989 to December 1991.

    Mr. Devine was named President and Chief Operating Officer of Coffee People's Oregon Divison in May 1998. He was President and Chief Executive Officer of Coffee People prior to the merger. He joined the Company in September 1995 as President, Chief Operating Officer and a director. Mr. Devine served as President and a director of Takeout Taxi Holdings, Inc., a multi-restaurant marketing and delivery company, from January 1992 to September 1995. From October 1987 until December 1991, he held several positions with Blockbuster Entertainment Corporation include Vice President of International Operations. Previously, Mr. Devine was founder, President and Chief Executive Officer of Inform, Inc. and served as Executive Vice President and Chief Operating Officer for Field Financial Corporation (dba Mrs. Fields Cookies) from August 1982 until December 1985.

    Mr. Twitchel became Senior Vice President of Operations of the Company's Coffee Plantation Division in May 1998. He was a management and real estate consultant with TMT Partners from August 1997 to May 1998. From November 1996 to July 1997, he was Senior Vice President of Coffee Planation, Inc. in Arizona. Mr. Twitchel was Vice President of Operations with Red Robin International, Inc. in Irvine, California from January 1993 until August 1996.

    Mr. Kimble joined Coffee People in January 1997 as Vice President, Human Resources. From February 1996 to January 1997, he served as Human Resources Manager-Special Assignment from April 1994 to February 1996 and was Employment Manger for Payless Drug Stores N.W. from June 1991 to April 1994.

    Mr. King has been Vice President, Development since May 1998. Previously he was Vice President, Development for Gloria Jean's from September 1997 to May 1998 and served as Vice President, Real Estate from January 1997 until September 1997. Prior to joining the Company, Mr. King was the director of North American Leasing for the Sunglass Hut from August 1996 through November 1996. From January 1995 through August 1996, Mr. King was a self-employed real estate consultant in Aledo, Texas. He formerly was employed as a director of real estate by The Bombay Company of Fort Worth, Texas from June 1982 through June 1995.

    Ms. Munger joined Coffee People in August 1998 as Vice President and Corporate Controller and Chief Financial Officer of Gloria Jean's Division. She was previously Director of Business Analysis and Vice President and Controller for Household Credit Services, Inc., a subsidiary of Household International from 1987 to 1998. A Certified Public Accountant in California, Ms. Munger worked at Deloitte, Haskins and Sells from 1984 to 1987.

    Mr. Ross became Vice President, Finance in May 1998. He joined the Company in November 1993 as Chief Financial Officer and was appointed Secretary in August 1996. From 1979 to November 1993, he engaged in the private practice of law in Portland, Oregon and taught accounting and real estate classes at Portland State University. Mr. Ross is an Attorney at Law and a Certified Public Accountant.

    Ms. Steere was elected Vice President, Marketing in May 1998 and held the same position with Gloria Jean's from August 1997 to May 1998. She was Marketing Director for Fresh Express from October 1996 to August 1997. From August 1991 to October 1996, Ms. Steere held several positions with Nestle, including Consumer Marketing Director in the Beverage Division. From December 1989 to August 1991, she was Assistant Brand Manager of Coffee at Proctor & Gamble.

    Mr. Ayer has been a director of Coffee People since January 1996, when International Capital Partners , Inc. ("ICP"), of which he is President and Managing Partner, represented investors in a private placement of Common Stock of Coffee People. Mr. Ayer has been associated with ICP since 1989 when it was founded. He serves on the board of directors of four private companies and two additional public companies, BioPool International Inc., a medical diagnostic test kit company, and Zila, Inc., a dental supply company. Prior to joining ICP, Mr. Ayer was Chief Executive Officer and a principal stockholder of Cametrics, Inc., a privately held manufacturer of custom fabricated engineered components.

    Mr. Haft has been a director of Coffee People since May 1998 and a director of Second Cup Ltd. since October 1996. Since September 1997, he has been Chairman of the Board and Chief Executive Officer of Vitamin Superstore. From 1995 until September 1997, Mr.Haft was Chairman of the Board and Chief Executive Officer of PharMor Drug Stores. He also served at various positions at different times with Dart Group, a retailing, real estate and financial management company from 1975 to 1993, including Director, President and Chief Operations Officer.

    Mr. Talboy has been a director of Coffee People since it started corporate operations in 1992. He was Secretary-Treasurer of Coffee People from 1992 to August 1996. From 1985 until 1992, Mr. Talboy was a 50 percent partner in the partnership that was the predecessor of Coffee People. Currently, Mr. Talboy is primarily active as a coffee industry consultant through his company, Specialty Coffee Consultants.

    Ms. Welsh has been a director of Coffee People since May 1998. She has served as Executive Vice President and Chief Financial Officer of Second Cup Ltd. since 1996. From 1993 to 1996, she acted as Vice President and Chief Financial Officer of Canada Bread Co. (fka Corporate Foods Limited), Canada's largest bakery and a majority subsidiary of Maple Leaf Foods Inc.

COMPENSATION OF DIRECTORS

    In fiscal 1998, directors who are not employees of the Company or its affiliates received $2,000 for each Board meeting attended and $1,000 for each telephonic Board meeting participated in that required a total preparation and participation time greater than two hours. Additionally, non-employee committee members received $500 for each committee meeting attended and non-employee committee chairs received $1,000 for each meeting attended and chaired. Directors are reimbursed for expenses incurred in connection with attending meetings of the Board and committees thereof.

    Directors who are not employees of the Company or its affiliates are eligible to participate in the Company's 1998 Stock Option Plan annual grant of Incentive Stock Options to acquire 10,000 shares of Common Stock is made to each director who is not an employee of the Company or its affiliates. All options vest one-third ratably on the first, second and third anniversary of the grant date. The exercise price is the fair market value of the shares at the date of the grant, measured by the closing share price reported on Nasdaq on the grant date.

BOARD COMMITTEES

    The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee's purposes are, among other things, to make recommendations concerning the selection of Coffee People's independent accountants, to review the independence of such accountants, to review the scope of services to be performed by the independent accountants, and to review internal accounting procedures and the implementation by Coffee People of recommendations made by the independent accountants. Mr. Talboy and Ms. Welsh serve on the Audit Committee, with Ms. Welsh acting as Chair.

    The purposes of the Compensation Committee are to make recommendations to the Board of Directors with respect to executive compensation and to administer Coffee People's employee stock option plans. Mr. Ayer and Mr. Haft serve on the Compensation Committee, with Mr. Ayer acting as Chair.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid to or earned by the Company's Chief Executive Officer and former Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 in fiscal year 1998 (collectively referred to as the "Named Executive Officers") during each of the Company's last three fiscal years.

SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                         ANNUAL COMPENSATION                        AWARDS
                                        -----------------------------------------------------    ------------
                                                                                  OTHER ANNUAL    SECURITIES       ALL OTHER
                                                     SALARY         BONUS         COMPENSATION    UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR          ($)             ($)              ($)        OPTIONS/(#)          ($)
-------------------------------         ----        --------     ------------     ------------    -----------     ------------
Alton W. McEwen, President,
Chief Executive Officer(1)              1998        $225,000        $25,000            (*)         63,900(4)        $ 363(2)
                                        1997         212,000             --        $45,000(3)       6,200(4)          363(2)
                                        1996             N/A            N/A            N/A            N/A             N/A

Mark J. Archer, Executive
  Vice President, Chief Finan-
  cial Officer and Secretary(5)         1998        $ 58,346             --        $54,359(6)      50,000              --
                                        1997             N/A            N/A            N/A            N/A             N/A
                                        1996             N/A            N/A            N/A            N/A             N/A

Taylor H. Devine, President,
  Chief Operating Officer -
  Coffee People Oregon
  division(7)                           1998        $150,000             --            (*)         10,500           2,035(8)
                                        1997         150,000             --            (*)         63,000           2,035(8)
                                        1996         115,068            N/A        $24,845(9)     150,000             920(8)

Stephen L. King, Vice Presi-
 dent, Development(10)                  1998        $140,000        $52,000            (*)          9,800              --
                                        1997          42,307          3,000            N/A            N/A             N/A
                                        1996             N/A            N/A            N/A            N/A             N/A

David G. Harrington, Vice Presi-
  dent, Operations - Gloria
  Jean's division(11)                   1998        $120,000             --            (*)          8,400              --
                                        1997          50,769            N/A            N/A            N/A             N/A
                                        1996             N/A            N/A            N/A            N/A             N/A

* Benefits and perquisites received totaled less than 10% of combined salary and bonus.

(1) Mr. McEwen became President and Chief Executive Officer of Coffee People, Inc. on May 19, 1998 upon completion of the Merger. He was appointed as President of Second Cup's U.S. operations (including Gloria Jean's) on July 22, 1996.

(2)   Represents premium for term life insurance.

(3) Represents a housing subsidy paid to Mr. McEwen in conjunction with his appointment as an officer of Gloria Jean's and his relocation to Castroville, California.

(4) Reflects options to purchase 50,000 common shares of Coffee People, Inc. granted in fiscal year 1998, 13,900 options to purchase shares of The Second Cup Ltd. granted in fiscal 1998 and 6,200 options to purchase shares of The Second Cup Ltd. granted in fiscal 1997.

(5) Mr. Archer joined Gloria Jean's Inc. as Executive Vice President, Chief Financial Officer and Secretary on February 19, 1998. Upon completion of the merger on May 19, 1998, he assumed these positions with Coffee People, Inc.

(6) Represents moving expenses and housing subsidies paid to Mr. Archer in conjunction with his appointment as an officer of Gloria Jean's Inc. and his relocation to Castroville, California.

(7) Mr. Devine was President and Chief Executive Officer of Coffee People, Inc. from May 21, 1997 until May 19, 1998. Upon completion of the merger, he became President and Chief Operating Officer of the Coffee People Oregon division. Mr. Devine started with Coffee People, Inc. on September 11, 1995 and served as President and Chief Operating Officer until May 21, 1997.

(8) Represents premium for term life insurance and employer contributions to 401(k) account.

(9) Represents moving expenses and housing subsidies paid to Mr. Devine in conjunction with his appointment as President and Chief Operating Officer of Coffee People, Inc. and his relocation to Portland, Oregon.

(10) Mr. King joined Gloria Jean's Inc. on January 2, 1997, and was appointed as Vice President, Development of Coffee People, Inc. upon completion of the merger on May 19, 1998.

(11) Mr. Harrington joined Gloria Jean's Inc. on December 9, 1996, and was appointed as Vice President, Operations of the Gloria Jean's division, upon completion of the merger on May 19, 1998. He resigned from the Company on August 26, 1998.

STOCK OPTION INFORMATION

         The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended June 27, 1998.

Option/SAR Grants in Last Fiscal Year

                                          PERCENT
                                          OF TOTAL                                           POTENTIAL REALIZABLE VALUE AT
                      NUMBER OF           OPTIONS                                            ASSUMED ANNUAL RATES OF STOCK
                      SECURITIES         GRANTED TO                                          PRICE APPRECIATION FOR OPTION
                      UNDERLYING          EMPLOYEES      EXERCISE                                       TERM(1)
                       OPTIONS            IN FISCAL       PRICE         EXPIRATION           -----------------------------
     NAME             GRANTED(#)            YEAR        ($/SHARE)          DATE                  5%($)            10%($)
     ----             ----------         ----------     ---------       ----------           ----------          ---------
Alton W. McEwen         50,000              20.1%         $3.20        June 23, 2008           $100,623          $254,999
Mark J. Archer          50,000              20.1%          3.20        June 23, 2008            100,623           254,999
Taylor H. Devine        10,500               4.2%          3.20        June 23, 2008             21,131            53,550
Stephen L. King          9,800               4.0%          3.20        June 23, 2008             19,722            49,980
David G. Harrington      8,200               3.3%          3.20        June 23, 2008             16,502            41,820

---------------

(1) The potential realizable values listed are based on an assumption that the market price of the Company's Common Stock appreciates at the stated rate, compounded annually, from the date of grant to the expiration date. The 5% and 10% assumed rates of appreciation are determined by the rules of the Securities and Exchange Commission and do not represent the Company's estimate of the future market price of the Company's Common

    Stock.

(2) All options granted vest one-third ratably on the first, second and third anniversary of the grant date, June 23, 1998.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on June 27, 1998, and the aggregate gains that would have been realized had these options been exercised on June 27, 1998, even though these options were not exercised, and the unexercisable options could not have been exercised, on that date. The Named Executive Officers did not exercise any stock options during the 1998 fiscal year.

                             Number of Securities                         Value of Unexercised
                            Underlying Unexercised                        In-the-Money Options
     Name                Options at Fiscal Year End(#)                  At Fiscal Year End($)(1)
     ----              ----------------------------------          ----------------------------------
                       Exercisable       Unexercisable(2)          Exercisable       Unexercisable(2)
                       -----------       ----------------          -----------       ----------------
Alton W. McEwen             --                50,000                    --                  --
Mark J. Archer              --                50,000                    --                  --
Taylor H. Devine        115,200              108,300                    --                  --
Stephen L. King             --                 9,800                    --                  --
David G. Harrington         --                 8,200                    --                  --


---------------------------

(1) These amounts represent the difference between the exercise price of the in-the-money options and the market price of the Company's Common Stock on June 27, 1998. The closing price of the Company's Common Stock on that day on the NASDAQ National Market System was $3.06. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

(2) Future exercisability is subject to a number of factors, including, but not limited to, the optionee remaining employed by the Company.

EMPLOYMENT AGREEMENTS

    Mark J. Archer, Executive Vice President, Chief Financial Officer and Secretary of the Company, has an employment agreement providing for the payment of twelve months salary if terminated for reasons other than cause.

    Taylor H. Devine serves as President and Chief Operating Officer of the Coffee People Oregon division under an employment contract that provides for a base salary of $150,000 per year, a $25,000 bonus payable for the successful consummation of the Merger six months following the Closing, and additional bonuses of $18,750 payable both six months and twelve months after the closing. The bonuses will be forfeited in the event Mr. Devine voluntarily resigns and is no longer employed by Coffee People on the date scheduled for payment of the bonus. The agreement with Mr. Devine also provides for severance payments upon termination by the Company: if termination is for cause, he will receive his salary through termination plus one month's salary; if termination is without cause, he will receive his salary through termination plus salary for the later of twelve months following the Closing or six months following termination, paid as a lump sum. The agreement further provides that Mr. Devine is required to give 90 days written notice of resignation and upon his voluntary resignation, he will receive wages paid through the last day of employment only. Finally, Mr. Devine agrees not to engage in any business in competition with Coffee People in the United States, meaning any retail operations for which 50% or more of total sales are derived from coffee or coffee-related products, for a period of three years following the cessation of his employment with Coffee People.

STOCK OPTION PLANS

    In 1993, 1994, 1995, 1996 and 1998, the Board of Directors and the stockholders adopted the 1993 Stock Option Plan, the 1994 Stock Option Plan, the 1995 Stock Option Plan, the 1996 Stock Option Plan, and the 1998 Stock Incentive Plan, respectively (collectively, the "Stock Option Plans"). The Stock Option Plans provide for the grant of options to purchase up to an aggregate of 1,046,575 shares of Common Stock to officers, key employees and consultants. Options granted under the Stock Option Plans may be either incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options ("NSOs"). Pursuant to the Stock Option Plans, the plan administrator has the authority to determine in its discretion the recipients of grants, the number of options to be granted and other terms and provisions of each option.

    ISOs may be issued only to employees of Coffee People. The exercise price for ISOs granted under the Stock Option Plans may not be less than 100 percent of the fair market value of the Common Stock at the time of the grant and the aggregate fair market value (as determined at the time of the grant) of shares issuable upon exercise of incentive stock options for the first time in any one calendar year may not exceed $100,000. Options granted under the Stock Option Plans have a maximum term of 10 years from the date of the grant. In the case of ISOs granted to holders of more than 10 percent of the voting power of the Company, the exercise price may not be less than 110 percent of the fair market value and the option by its terms may not be exercisable more than 5 years after the date or grant. NSOs may be granted at not less than 85 percent of the fair market value of the Common Stock at the date of the grant. Options granted under the Stock Option Plans become exercisable in whole or in part from time to time as determined by the plan administrator. Options are not transferable other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

    As of June 27, 1998, options to purchase 579,189 shares of Common Stock were granted and outstanding under the Stock Option Plans, at a weighted average exercise price of $6.39.


EMPLOYEE STOCK PURCHASE PLAN

    On June 3, 1994, Coffee People adopted an Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, 150,000 shares of Common Stock have been reserved for issuance to and purchase by employees of Coffee People. As of June 27, 1998, 16,860 shares of Common Stock have been sold under the ESPP.

    All employees with over six months of service who work more than 20 hours per week and who do not own stock or options for more than 5% of Coffee People's stock are eligible to participate in the ESPP.

    To date, Coffee People has implemented the ESPP through periodic issuances of Common Stock. Coffee People also may implement the ESPP through open market purchases of Common Stock. At the beginning of each applicable subscription period, Coffee People offers to each participant in the ESPP an option to purchase a maximum number of shares based upon a percentage of the participant's base compensation for the period divided by 85% of the market value of the Common Stock at that time. At the end of each period, each participant can acquire such shares at the lower of 85% of the fair market value at the beginning or at the end of the period. The ESPP allows participants to authorize payroll deductions or to make cash payments to be applied toward the purchase of shares of Common Stock. Unless a participant gives written notice to Coffee People, the option to purchase Common Stock with the cash value of his or her account is deemed to have been automatically exercised at the end of each applicable period. Upon written notice at any time prior to the end of an applicable period, a participant may elect to withdraw the value of his or her account at such time.

    The ESPP is intended to qualify as an "employee stock purchase plan" under
Section 423 of the Code. Under that Code section, employees may not be granted options if immediately after the grant such employee would own stock or hold options to purchase stock possessing 5% or more of the voting power or value of all stock of Coffee People, nor may any participant purchase Common Stock having a fair market value exceeding $25,000 in any calendar year.

    The Board of Directors may at any time amend or terminate the ESPP, except that the approval of Coffee People's stockholders is required within 12 months of the adoption of any amendment increasing the number of shares authorized for issuance under the ESPP. Unless extended by the Board of Directors, the ESPP will terminate on the earlier of ten years from its effective date, or when all of the shares reserved for issuance under the ESPP have been issued.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

    The following table shows, as of August 31, 1998, the number and percentage of outstanding shares of Coffee People's Common Stock beneficially owned by each person known by Coffee People to beneficially own 5% or more of Coffee People's Common Stock, by each director, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of Coffee People as a group. To Coffee People's knowledge, each named beneficial owner has sole voting and investment power with respect to the shares listed except as indicated below.

                                                                 AMOUNT AND
                                                                 NATURE OF
                                                                 BENEFICIAL          PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                         OWNERSHIP(2)         COMMON SHARES
---------------------------------------                         ------------         -------------
Second Cup USA Holdings Ltd.(3)                                   7,460,679             69.4%
175 Bloor Street East, Suite 801
South Tower
Toronto Ontario M4W 3R8
Canada

Cara Operations Limited(4)                                        7,460,679             69.4%
6303 Airport Road
Mississauga Ontario L4V 1R8
Canada

Michael Bregman(5)                                                7,460,679             69.4%

Gary G. Talboy                                                      285,250              2.7%

Taylor H. Devine(6)                                                 116,400              1.1%

Alton W. McEwen                                                       10,000              0.0%

Mark J. Archer                                                            0              0.0%

Stephen King                                                              0              0.0%

David G. Harrington                                                       0              0.0%

Douglas L. Ayer                                                           0              0.0%

Robert A. Haft                                                            0              0.0%

Kathy A. Welsh                                                            0              0.0%

All officers and directors as a group (15 persons)(7)(8)            525,730              4.8%

-----------------

(1) Unless otherwise indicated, the address for each person in this table is c/o Coffee People Inc., 11480 Commercial Parkway, Castroville, California 95012

(2) Includes shares beneficially owned which includes shares that may be acquired pursuant to options within 60 days of August 31, 1998.

(3) Second Cup USA Holdings Ltd. is a wholly owned subsidiary of The Second Cup Ltd., a corporation organized under the laws of Ontario, Canada.

(4) Represents shares held by Second Cup USA Holdings Ltd., of which Cara Operations Limited may be deemed to be a controlling person by virtue of its ownership of 39.3% of the common stock of The Second Cup Ltd.

(5) Represents shares held by Second Cup USA Holdings Ltd., of which Mr. Bregman may be deemed to be a controlling person by virtue of his ownership, directly and indirectly, of 13.3% of the common stock of The Second Cup Ltd. Mr. Bregman is Chairman of the Board and Chief Executive Officer of The Second Cup Ltd.

(6) Includes 115,200 shares issuable upon exercise of stock options.

(7) Includes 139,200 shares issuable upon exercise of stock options held by certain executive officers.

(8) Does not include the 7,460,679 shares shown for Mr. Bregman for which he may be deemed to be a beneficial owner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Effective January 4, 1993, Coffee People redeemed 141,047.25 shares of Common Stock owned by Gary G. Talboy. The total purchase price was $250,375. As part of the consideration for the redemption, Coffee People gave promissory notes in the amount of $245,000 to Mr. Talboy. A monthly payment in the amount of $2,975 is made to Mr. Talboy on his note, which bears interest at the rate of 2% over the prime rate of interest (10.5% at June 27, 1998). The principal amount of the note at June 27, 1998 was $169,399. Mr. Talboy's note may be prepaid in full at any time without penalty. His note is secured by substantially all of Coffee People's assets, including accounts receivable, inventories, trade fixtures and equipment, tangible and intangible personal property, after acquired property and the proceeds thereof. Mr. Talboy's security interest is subordinate to the security interest held by Coffee People's bank. This loan was paid off on September 3, 1998.

    On December 31, 1993, Kenneth B. Ross, Vice President - Finance, exercised incentive stock options for 37,500 shares of Common Stock and paid for such shares by giving a promissory note to Coffee People in the amount of $83,333. The note bears interest at the rate of 8.5% per annum and is due on December 31, 1998. On January 17, 1995, Mr. Ross exercised incentive stock options for 26,250 shares of Common Stock and paid for such shares by giving promissory notes to Coffee People in the aggregate amount of $58,333. These notes bear interest at the rate of 8.5% per annum and are due December 31, 1999. On May 26, 1998, Mr. Ross exercised incentive stock options for 11,250 shares of Common Stock and paid for such shares by giving a promissory note to the Company in the amount of $25,000. This note bears interest at the rate of 8.5% per annum and is due May 26, 2003. The notes provide that in the event any of the stock is sold before the notes mature, all accrued interest and a pro rata portion of the principal balance must be paid in full.

        On July 1, 1994, Mr. Talboy purchased the land and building on which Coffee People operates its Motor Moka drive-through espresso bar at 525 NE Grand Avenue, Portland, Oregon. Immediately following the closing of Mr. Talboy's purchase, Coffee People leased the property from Mr. Talboy under a 15-year lease that requires Coffee People to pay Mr. Talboy base rent of $6,375 per month. The lease provides for rent escalation in 2000 and annually thereafter based upon the increase in the consumer price index in effect at the end of 1997 and also requires Coffee People to pay all utilities, insurance, property taxes, and repairs and maintenance relating to the property. These lease terms may not be as favorable to Coffee People as Coffee People might have been able to obtain from an unrelated third party.

        Coffee People pays Mr. Talboy consulting fees of $1,000 per month for consulting services with respect to Coffee People's sourcing and supply of coffee. This consulting contract terminated in September 1998. From time to time Mr. Talboy provides other consulting services to Coffee People for a fee of $35 per hour.

        In July of this year, Gloria Jean's and Brothers Gourmet Coffees agreed on present and future indemnification. As consideration for the settlement of the escrow account pursuant to the Stock Purchase Agreement, and except as stated herein, Gloria Jean's has released Brothers from all further liability for all pending and future legal proceedings. Brothers has agreed to continued indemnification of Gloria Jean's for a settlement of or any amount of damages awarded in connection with the Kona litigation relating to the period ending November 9, 1995 and for amounts owed on California and Illinois sales tax audits, currently underway, in excess of $130,000. On August 27, 1998, Brothers filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court for the District of Delaware. However, the Company intends to take all legal measures to protect any claims it may have against Brothers.


FORWARD-LOOKING INFORMATION. This 10-K contains forward-looking statements within the meaning of the federal securities law and involves a number or risks and uncertainties. Actual results and trends may differ materially from statements contained in this document, depending on a variety of factors. Such factors include, but are not limited to, the Company's ability to continue to add franchisees, convert the Coffee People Oregon and Coffee Plantation company-operated stores to franchise operations, the price and availability of green coffee, effects of competition, availability of additional capital and changes in applicable government regulations.


                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.   Description
-----------   -----------

    2         Agreement and Plan of Merger between the Company and The Second
              Cup Inc., dated February 19, 1998. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed
              April 24, 1998).

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

    4         See Article 2 of Exhibit 3(i) and Article II of Exhibit 3(ii).

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

   10.6*      Form of Nonstatutory Stock Option Agreement related to 1993, 1994,
              1995 and 1996 Stock Option Plans (incorporated by reference to
              Exhibit 10.6 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA).

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

   10.13* Terms of employment with Taylor H. Devine, effective as of the closing of the Merger. (Incorporated by reference to the Company's
              Registration Statement on Form S-4, filed April 24, 1998).

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

   10.19 Food and Beverage Concession Lease Agreement; dated June 10, 1994, between the Registrant and the Port of Portland (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No.
              333-5376-LA).

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

   10.22 Form of Warrant Agreement, dated September 30, 1996, with representations of the several underwriters of the Company's initial public offering (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form SB-2, effective
              September 25, 1996 (Registration No. 333-5376-LA)).

   10.23      Form of Coffee Plantation Franchise Agreement.

   10.24      Form of Gloria Jean's Gourmet Coffees Franchising Corp.
              Franchise Agreement.




   23.1       Consent of PricewaterhouseCoopers, Independent Accountants
              (Toronto).

   23.2       Consent of PricewaterhouseCoopers LLP, Independent Accountants
              (San Francisco).

   27         Financial Data Schedule.


*  Management contract or compensatory plan or arrangement.
** Certain portions of this exhibit are omitted pursuant to an Order of Confidential Treatment.


(b) Reports on Form 8-K

        The Registrant filed two Current Reports on Form 8-K during the quarter ended June 27, 1998.

        A Current Report on Form 8-K dated May 26, 1998 was filed to report under Item 4 the Change in the Registrant's Certifying Accountant from Arthur Andersen LLP to Price Waterhouse LLP.

        A Current Report on Form 8-K dated June 3, 1998, was filed to report under Item 2 the closing of the transaction in which the Registrant acquired 100% of the outstanding capital stock of Gloria Jean's Inc. in exchange for the issuance of 7,460,679 shares of common stock to a wholly owned subsidiary of The Second Cup Ltd., to report under Item 5 the resignation of certain officers as contemplated by the transaction, and to provide under Item 7 the financial statements and proforma financial information of the acquired business.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COFFEE PEOPLE, INC.


Dated__________, 1998                  By: /s/ Alton W. McEwen
                                          --------------------------------------
                                           Alton W. McEwen, President
                                           Chief Executive Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated__________, 1998                  By: /s/ Alton W.McEwen
                                          --------------------------------------
                                           Alton W. McEwen, President
                                           Chief Executive Officer and Director

Dated__________, 1998                  By: /s/ Mark J. Archer
                                          --------------------------------------
                                           Mark J. Archer, Executive Vice
                                           President, Chief Financial Officer
                                           and Secretary
                                           (Principal Financial Officer)

Dated__________, 1998                  By: /s/ Julie A. Munger
                                          --------------------------------------
                                           Julie A. Munger, Vice President
                                           Corporate Controller
                                           (Principal Accounting Officer)

Dated__________, 1998                  By: /s/ Michael Bregman
                                          --------------------------------------
                                           Michael Bregman
                                           Chairman of the Board of Directors

Dated__________, 1998                  By: /s/ Douglas L. Ayer
                                          --------------------------------------
                                           Douglas L. Ayer, Director

Dated__________, 1998                  By: /s/ Robert M. Haft
                                          --------------------------------------
                                           Robert M. Haft, Director

Dated__________, 1998                  By: /s/ Gary G. Talboy
                                          --------------------------------------
                                           Gary G. Talboy, Director

Dated__________, 1998                  By: /s/ Kathy A. Welsh
                                          --------------------------------------
                                           Kathy A. Welsh, Director

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders of
Coffee People, Inc.


We have audited the accompanying consolidated statements of operations, of stockholders' equity and of cash flows of Coffee People, Inc. (formerly Gloria Jean's Inc.) and its subsidiaries for the 39-week period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the results of operations and cash flows of Coffee People, Inc. and its subsidiaries for the 39-week period ended June 29, 1996 in conformity with generally accepted accounting principles in the United States.



/s/ PRICEWATERHOUSECOOPERS

Toronto, Ontario
August 16, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Coffee People, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Coffee People, Inc. and its subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for long-lived assets to be disposed of, effective as of the beginning of fiscal 1997.




/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
August 26, 1998

COFFEE PEOPLE, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------
                                                                                   JUNE 27,       JUNE 28,
                                                                                     1998           1997
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 2,822        $ 7,281
    Accounts receivable, net of allowance for doubtful accounts of
      $1,156 and $1,660                                                              3,262          2,233
    Receivable from affiliate                                                           --            285
    Inventories                                                                      4,052          3,563
    Prepaid expenses and other assets                                                  713            424
    Deferred income taxes                                                            2,621          1,342
                                                                                   -------        -------
      Total current assets                                                          13,470         15,128

Property, plant and equipment, net                                                  12,711          6,415
Goodwill, net                                                                       25,967         16,187
Other assets                                                                           113             60
Deferred income taxes                                                                3,434          1,133
                                                                                   -------        -------
      Total assets                                                                 $55,695        $38,923
                                                                                   =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                              $ 1,279        $    --
    Accounts payable                                                                 1,421          1,550
    Payable to related party                                                           984             --
    Accrued liabilities                                                              1,010          1,038
    Accrued payroll and employee benefits                                              931            541
    Accrued acquisition expenses                                                       631             --
    Accrual for store closures                                                       1,291            580
    Franchisee deposits                                                                459            486
    Deferred franchise fee income                                                      187            131
                                                                                   -------        -------
      Total current liabilities                                                      8,193          4,326

Long-term debt, less current portion                                                 3,798             --
Deferred rent expense                                                                  202            300
                                                                                   -------        -------
      Total liabilities                                                             12,193          4,626
                                                                                   -------        -------
Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock, no par value; authorized, 10,000,000 shares; none issued
      or outstanding                                                                    --             --
    Common stock, no par value; authorized, 5,000,000 shares; issued and
      outstanding, 10,746,040 and 7,460,679 shares                                  44,630         35,825
    Stock subscription notes receivable                                               (338)            --
    Accumulated deficit                                                               (790)        (1,528)
                                                                                   -------        -------
      Total stockholders' equity                                                    43,502         34,297
                                                                                   -------        -------
      Total liabilities and stockholders' equity                                   $55,695        $38,923
                                                                                   =======        =======


   The accompanying notes are an integral part of these financial statements.

COFFEE PEOPLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------
                                                                                                FOR THE
                                                                                                39-WEEK
                                                                      FOR THE FISCAL             PERIOD
                                                                        YEAR ENDED               ENDED
                                                                  JUNE 27,       JUNE 28,       JUNE 29,
                                                                    1998           1997           1996
Revenues:
    Franchise revenue                                             $ 6,035        $ 5,869        $ 4,971
    Corporate store sales                                          11,436          7,631          6,657
    Wholesale sales                                                17,580         17,079         13,329
                                                                  -------        -------        -------
         Total revenues                                            35,051         30,579         24,957
                                                                  -------        -------        -------
Expenses:
    Cost of goods sold                                             19,296         18,494         14,389
    Store and other operating expenses                              8,231          6,080          4,779
    Depreciation and amortization                                   1,811          1,152            978
    General and administrative expenses                             4,079          5,458          2,825
    Provision for store closures                                       --            580             --
    Acquisition and integration expenses                              437             --             --
                                                                  -------        -------        -------
      Total expenses                                               33,854         31,764         22,971
                                                                  -------        -------        -------
    Income (loss) from operations                                   1,197         (1,185)         1,986
Interest income                                                       315            426            203
Interest expense                                                      (46)            --             --
                                                                  -------        -------        -------

Income (loss) before income taxes                                   1,466           (759)         2,189
Provision for income taxes                                            728              4            965
                                                                  -------        -------        -------

Income (loss) before cumulative effect of change in
    accounting principle                                              738           (763)         1,224
Cumulative effect of change in acccounting principle, net of
    income tax benefit of $262                                         --           (427)            --
                                                                  -------        -------        -------
Net income (loss)                                                 $   738        $(1,190)       $ 1,224
                                                                  =======        =======        =======

Net income (loss) per share - basic and diluted:
    Income (loss) before cumulative effect of change in
      accounting principle                                        $   .09        $  (.10)       $   .16
    Cumulative effect of change in accounting principle                --           (.06)            --
                                                                  -------        -------        -------
      Net income (loss)                                           $   .09        $  (.16)       $   .16
                                                                  =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

COFFEE PEOPLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------

                                                             STOCK
                                     COMMON STOCK         SUBSCRIPTION
                               EQUIVALENT                     NOTES       ACCUMULATED
                                 SHARES        AMOUNT       RECEIVABLE       DEFICIT         TOTAL
Issuance of common stock        7,460,679     $35,825         $  --        $     --         $35,825

Net income                             --          --            --           1,224           1,224

Dividends                              --          --            --          (1,562)         (1,562)
                               ----------     -------         -----        --------         -------

Balance, June 29, 1996          7,460,679      35,825            --            (338)         35,487

Net loss                               --          --            --          (1,190)         (1,190)
                               ----------     -------         -----        --------         -------

Balance, June 28, 1997          7,460,679      35,825            --          (1,528)         34,297

Gloria Jean's, Inc. reverse
    merger, net of stock
    issuance costs              3,274,111      11,398          (313)             --          11,085

CP Old, Inc. merger                    --       2,498            --              --           2,498

Stock redemption from
    Second Cup, Inc.                   --      (5,116)           --              --          (5,116)

Exercise of stock options          11,250          25           (25)             --              --

Net income                             --          --            --             738             738
                               ----------     -------         -----        --------         -------

Balance, June 27, 1998         10,746,040     $44,630         $(338)       $   (790)        $43,502
                               ==========     =======         =====        ========         =======


   The accompanying notes are an integral part of these financial statements.

COFFEE PEOPLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
                                                                           FOR THE FISCAL     FOR THE 39-WEEK
                                                                             YEAR ENDED         PERIOD ENDED
                                                                        JUNE 27,     JUNE 28,     JUNE 29,
                                                                          1998         1997         1996
Cash flows from operating activities:
    Net income (loss)                                                     $  738      $(1,190)     $ 1,224
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                     1,811        1,152          978
         Provision for store closures                                         --          580           --
         Deferred income taxes                                               702         (414)         965
         Write down of assets held for disposal                              223          887           --
         Loss (gain) on disposal of assets                                   147          (65)          (8)
         Write off of uncollectible income taxes receivable                   --          127           --
         Changes in assets and liabilities, net of amounts acquired:
               Accounts receivable                                          (861)         423        1,588
               Receivable from/due to affiliate                            1,269         (285)          --
               Inventories                                                    48          438          236
               Prepaid expenses and other assets                             126          (14)         273
               Income taxes receivable                                        --          190          (23)
               Accounts payable                                           (1,077)         493         (999)
               Accrued liabilities                                        (1,617)         615         (482)
               Accrual for store closures                                   (584)          --           --
               Income taxes payable                                           26           --           --
               Franchisee deposits                                           (27)        (138)        (208)
               Deferred franchise fee income                                  56         (129)          --
               Deferred rent expense                                         (98)          35          (50)
                                                                        --------     --------     --------
                                                                             882        2,705        3,494
                                                                        --------     --------     --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                             (2,260)      (2,919)      (1,179)
    Proceeds from disposal of property, plant
      and equipment                                                          221          369          145
    Acquisition of business                                                   --           --      (29,597)
    Loans to an affiliated company                                            --        3,800       (3,800)
    Cash acquired in Gloria Jean's, Inc. reverse merger,
      net of transaction expenses                                          1,258           --           --
    Cash received in CP Old, Inc. merger                                     226           --           --
                                                                        --------     --------     --------
                                                                            (555)       1,250      (34,431)
                                                                        --------     --------     --------


   The accompanying notes are an integral part of these financial statements.

COFFEE PEOPLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)                                                                                      (Continued)
---------------------------------------------------------------------------------------------------------------


                                                                           FOR THE FISCAL     FOR THE 39-WEEK
                                                                             YEAR ENDED        PERIOD ENDED
                                                                        JUNE 27,     JUNE 28,     JUNE 29,
                                                                          1998         1997         1996
Cash flows from financing activities:
    Proceeds on issuance of shares                                       $    --      $    --      $35,825
    Dividends paid                                                            --       (1,562)          --
    Stock redemption from Second Cup, Inc.                                (4,675)          --           --
    Payments on long-term debt                                              (111)          --           --
                                                                         -------      -------      -------
                                                                          (4,786)      (1,562)      35,825
                                                                         -------      -------      -------
Increase (decrease) in cash and cash equivalents                          (4,459)       2,393        4,888
Cash and cash equivalents, beginning of period                             7,281        4,888           --
                                                                         -------      -------      -------
Cash and cash equivalents, end of period                                 $ 2,822      $ 7,281      $ 4,888
                                                                         =======      =======      =======

Supplemental cash flow information:
    Cash paid for income taxes                                           $    --      $    --      $    23
    Noncash transactions:
      Dividend declared                                                  $    --      $    --      $ 1,562
      Accrual for stock redemption from Second Cup, Inc.                 $   441      $    --      $    --
      Disposal of property, plant and equipment in
         exchange for note receivable                                    $   109      $    --      $    --


   The accompanying notes are an integral part of these financial statements.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.    ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND OPERATIONS
      Coffee People, Inc. (Coffee People), formerly Gloria Jean's Inc. (Gloria Jean's), an Oregon Corporation, is a retailer of gourmet coffee, with 246 franchised and 69 company-owned retail stores operating in 36 states, one U.S. territory and 6 foreign countries under the names of Gloria Jean's, Coffee People and Coffee Plantation. The retail stores offer a full range of coffee beverages, coffee beans, teas and food, as well as a variety of related gifts, supplies, equipment and accessories.

      On May 19, 1998, the Company issued 7,460,679 shares of its common stock to Second Cup, Inc. (Second Cup), in exchange for 100% of the outstanding common stock of Gloria Jean's, a wholly-owned subsidiary of Second Cup. After the merger, Second Cup owned 69.5% of the outstanding common stock of the combined company. The merger has been accounted for as a reverse merger in which Gloria Jean's is the accounting acquirer.

      Prior to the Gloria Jean's reverse merger, Gloria Jean's was merged with CP Old, Inc., a wholly-owned subsidiary of Second Cup, and the combined company continued as Gloria Jean's. At the time of the CP Old, Inc. merger, CP Old, Inc. had no operations.

      On October 16, 1995, the Company acquired all of the issued and outstanding shares of stock of Edglo Enterprises (Edglo) and its wholly-owned subsidiary companies, and certain other assets.

      The consolidated financial statements include the accounts of Coffee People and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Under its franchise agreements, the Company develops and constructs a new store, provides training, and assists in the grand opening and merchandising for which it receives an initial franchise fee. Ongoing charges to franchisees include a royalty fee of 6% of gross sales and an advertising fund contribution of up to 3% of gross sales. Franchisees are required to purchase all of their coffee from the Company, which is roasted in the Company's facility in California, except for those franchisees who commenced operations prior to July 1993. These latter franchisees are required to purchase approximately 85% of their coffee requirements from the Company.

      FISCAL YEAR END
      The Company's fiscal year is a fifty-two or fifty-three week period ending on the last Saturday in June. Fiscal 1998 and 1997 each consisted of fifty-two weeks.

      FINANCIAL STATEMENT PRESENTATION
      Certain reclassifications of prior period amounts have been made to conform with the June 27, 1998 presentation.

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. At June 27, 1998 and June 28, 1997, the fair value of the Company's receivables, accounts payable, and debt under loans approximated the carrying value.

      CONCENTRATION OF CREDIT
      Accounts receivable primarily consist of amounts related to royalties and sales of whole beans and related products to franchisees. The Company extends credit to the majority of its franchisees. Credit losses are provided for in the financial statements based upon the Company's previous experience and management's expectations.

      CASH AND CASH EQUIVALENTS
      The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. The concentration of credit risk associated with cash and cash equivalents is low due to the credit quality of the financial institutions and the liquidity of these financial instruments.

      INVENTORIES
      Inventories are valued at the lower of cost (first-in, first-out) or market. Certain of the Company's inventories are subject to price fluctuations. Cost includes materials, labor and manufacturing overhead.

      PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment, furniture and fixtures, and twenty-five years for buildings. Leasehold improvements are capitalized and amortized on a straight-line basis over the shorter of the initial lease term or the estimated useful lives of the assets, generally ten years. Maintenance and repairs are charged to expense as incurred.

      GOODWILL
      Amortization of goodwill is provided using the straight-line method over 40 years. Accumulated amortization as of June 27, 1998 and June 28, 1997 was $1,276 and $801, respectively. Amortization expense for the fiscal years ended June 27, 1998 and June 28, 1997, and the 39-week period ended June 29, 1996 was $475, $455 and $348, respectively.

      The Second Cup Ltd., the largest specialty coffee retailer in Canada, has been in operation since 1975. At the time of the acquisition of Gloria Jean's in September 1995, the transaction was considered as a platform for the Second Cup Ltd. to expand their well established operations into the United States. Since specialty coffee's place in the North American marketplace has been established over an extensive period and is not considered to be restricted by any existing regulatory, contractual or market factors, management determined 40 years to be an appropriate useful life over which to amortize the goodwill.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      IMPAIRMENT OF LONG-LIVED ASSETS
      Effective as of the beginning of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), on a prospective basis. SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management believes there has been no decline in the carrying value of long-lived assets, including goodwill.

      Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell (Note 5). Such assets are not depreciated while held for sale.

      FRANCHISE OPERATIONS
      Initial franchise fees for stores are deferred and recognized as income when the store has opened. Franchise revenue consists of royalties and franchise fees. Such amounts totaled $5,395 and $640, respectively, for the fiscal year ended June 27, 1998, $5,368 and $501, respectively, for the fiscal year ended June 28, 1997, and $4,242 and $729, respectively, for the 39-week period ended June 29, 1996. Costs directly associated with franchise operations, excluding cost of sales, were $1,745, $1,930 and $1,048, respectively, for the fiscal years ended June 27, 1998 and June 28, 1997, and the 39-week period ended June 29, 1996. Cost of sales related to franchise operations was $14,020, $13,516 and $11,551, respectively, for the fiscal years ended June 27, 1998 and June 28, 1997, and the 39-week period ended June 29, 1996.

      DEFERRED RENT EXPENSE
      Certain of the Company's lease agreements provide for scheduled rent increases during the term of the lease. Rent is expensed on a straight-line basis over the initial lease term.

      STORE OPENING COSTS
      Costs incurred in connection with start-up and promotion of new stores are expensed as incurred.

      ADVERTISING
      Advertising costs are expensed as incurred. For the fiscal years ended June 27, 1998 and June 28, 1997, and the 39-week period ended June 29, 1996, advertising costs were $325, $341 and $156, respectively.

      INCOME TAXES
      The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance is provided against deferred tax assets to the extent that it is more likely than not that the asset will not be realized.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      The Company's results of operations were included in Second Cup's consolidated federal and state income tax returns until the Gloria Jean's reverse merger on May 19, 1998 (Note 2). For financial reporting purposes, Second Cup allocated income taxes to the Company as though it were a separate taxpayer.

      ACCOUNTING FOR STOCK-BASED COMPENSATION
      The Company measures compensation cost for employee stock options and similar equity instruments using the intrinsic value-based method of accounting.

      EARNINGS PER SHARE
      The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) as of the beginning of the second quarter of fiscal 1998. SFAS 128 required the Company to replace its traditional earnings per share (EPS) disclosures with a dual presentation of basic and diluted EPS and to restate all prior EPS data presented. During the fiscal years ended June 27, 1998 and June 28, 1997, and the 39-week period ended June 29, 1996, basic and diluted EPS are the same. The number of shares used in the EPS calculation were 7,812,491 7,460,679 and 7,460,679, respectively, for the fiscal years ended June 27, 1998 and June 28, 1997, and the 39-week period ended June 29, 1996. Historical EPS prior to the Gloria Jean's merger has been retroactively restated to reflect the equivalent number of shares received in the reverse merger (Note 2).


2.    MERGERS AND ACQUISITIONS

      GLORIA JEAN'S REVERSE MERGER
      On May 19, 1998, Coffee People, Inc. (Old Coffee People) issued 7,460,679 shares of common stock having a value of $11,398, net of stock issuance costs of $1,330, to Second Cup in exchange for 100% of the outstanding common stock of Gloria Jean's. The merger has been accounted for as a reverse merger in which Gloria Jean's is the accounting acquirer. The historical records of Gloria Jean's became the historical records of the company, and the purchase method of accounting was applied to the Old Coffee People assets acquired and liabilities assumed to the extent of Second Cup's 69.5% ownership interest. The results of operations of Old Coffee People have been included with those of Gloria Jean's beginning May 19, 1998. Historical stockholders' equity and EPS prior to the merger have been retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of Gloria Jean's common stock ($1 par value) and Old Coffee People's common stock (no par value). Pursuant to the merger agreement, Gloria Jean's redeemed a portion of its current outstanding common stock from Second Cup prior to the merger. The stock was redeemed for an amount which left not less than $2,500 in cash and cash equivalents in the accounts of Gloria Jean's after payment of expenses incurred related to the merger.
      The stock redemption totaled $5,116.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      Old Coffee People sells coffee beverages, coffee beans, cookies, pastries, ice cream, shakes and coffee-related merchandise at company-owned retail stores located principally in Oregon and Arizona. The following is the allocation of the purchase price to the net assets acquired at fair value:

          Issuance of common stock, net of
            stock issuance costs                               $11,398
          Transaction costs                                        838
                                                               -------
            Total purchase price                                12,236
                                                               -------
            Net assets acquired                                  2,003
                                                               -------
          Cost in excess of net assets acquired                $10,233
                                                               =======

      The following unaudited pro forma information is presented to show the results of operations had the acquisition occurred June 29, 1996:

          Cash                                                  $  226
          Deferred tax assets                                    2,272
                                                               -------
           Net assets                                           $2,498
                                                                ======

      The above results of operations are not intended to be indicative of the results of operations which actually would have been realized had the acquisition occurred as of June 29, 1996, nor of the future results of operations of the combined company.

      The Company has developed a plan to consolidate certain corporate functions and to restructure Old Coffee People's operations. Such plan includes relocating certain Old Coffee People corporate employees to the Company's Castroville, California headquarters, terminating corporate employees with duplicative functions, consolidating the roasting of coffee in the Company's Castroville roasting facility and franchising Old Coffee People's retail stores. Management anticipates that the relocation and termination of employees will be completed by November 1998 and a majority of the retail stores will be franchised by the end of 1999. As of June 27, 1998, the Company accrued $548 related to these activities. These costs have been capitalized and recorded as an increase in goodwill to the extent of Second Cup's 69.5% ownership interest. The remaining costs were charged to expense and are included in acquisition and integration expenses.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      CP OLD, INC. MERGER
      In May 1998, Gloria Jean's was merged with CP Old, Inc., a wholly-owned subsidiary of Second Cup, and the combined company continued as Gloria Jean's. At the time of the merger, CP Old, Inc. had no operations. Upon closing of the merger, the assets and liabilities of CP Old, Inc. were transferred at their historical carrying values with a corresponding increase in stockholders' equity. Such assets and liabilities consisted of the following:

                                                           FOR THE FISCAL YEAR ENDED
                                                             JUNE 27,      JUNE 28,
                                                               1998          1997
          Total revenues                                     $ 56,147      $ 52,190
          Income before cumulative effect of change in
           accounting principle                                   520        (7,747)
          Net income (loss)                                       520        (8,174)

          Earnings (loss) per share - basic and diluted      $    .05      $   (.76)

      EDGLO ACQUISITION
      On October 16, 1995, the Company acquired Edglo. The effective date of the acquisition was designated as September 30, 1995 for convenience purposes. The acquisition has been accounted for using the purchase method of accounting. The following is the allocation to the net assets acquired at fair value of the purchase price paid of $29,597 (including acquisition costs of $350):

          Current assets                                       $10,723
          Capital assets                                         4,972
          Other assets                                              68
          Goodwill                                              18,609
                                                               -------
                                                                34,372
                                                               -------
          Current liabilities                                    4,460
          Other liabilities                                        315
                                                               -------
                                                                 4,775
                                                               -------
          Net assets acquired                                  $29,597
                                                               =======

      During the fiscal year ended June 27, 1998, the Company received $642 (included as a reduction in general and administrative expenses) from the former owners of Edglo pursuant to an escrow agreement. This amount represents a reimbursement for certain expenses incurred by Gloria Jean's as a result of the Edglo acquisition. Such expenses were included in general and administrative expenses in years prior to fiscal 1998.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

3.    INVENTORIES

      Inventories consist of the following:

                                                   JUNE 27,    JUNE 28,
                                                     1998        1997
          Coffee
           Unroasted                                $2,169      $1,175
           Roasted                                     368         840
          Other merchandise held for sale              898         490
          Supplies                                     617       1,058
                                                    ------      ------
                                                    $4,052      $3,563
                                                    ======      ======


      During the fiscal year ended June 28, 1997, inventory writedowns resulting from excess inventory totaled approximately $600.


4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                           JUNE 27,       JUNE 28,
                                                             1998           1997
          Land                                             $    786       $     --
          Building                                              745             --
          Manufacturing equipment                             2,580          2,460
          Leasehold improvements                              6,954          3,893
          Furniture, fixtures and other                       4,572          2,044
                                                           --------       --------
                                                             15,637          8,397
          Less:Accumulated depreciation                      (2,071)        (1,095)
          Less:Write down of assets held for disposal          (855)          (887)
                                                           --------       --------
                                                           $ 12,711       $  6,415
                                                           ========       ========

      Included above in manufacturing equipment and leasehold improvements are assets under construction of $89 at June 27, 1998 and $539 at June 28, 1997.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

5.    ASSETS HELD FOR SALE AND PROVISION FOR STORE CLOSURE COSTS

      Effective as of the beginning of fiscal 1997, the Company adopted the provisions of SFAS 121. The initial application of SFAS 121 to long-lived assets held for disposal at June 30, 1996 resulted in a non-cash charge of $427 (net of tax benefit of $262) which represents the adjustment required to remeasure such assets at the lower of carrying amount or fair value less cost to sell. Long-lived assets held for disposal consist of leasehold improvements and furniture, fixtures and other property at the Company's corporate-owned stores which management plans to sell to franchisees.

      During fiscal 1998 and 1997, the Company recorded additional charges of $223 and $198 (included in general and administrative expenses), respectively, to remeasure long-lived assets at corporate-owned stores which management plans to sell to franchisees or close, at the lower of carrying amount or fair value less cost to sell. As of June 27, 1998, all of the Gloria Jean's corporate-owned stores are held for sale to franchises. Assets held for sale at June 27, 1998 and June 28, 1997 had adjusted carrying values of $2,895 and $1,560, respectively. Revenues and operating income (losses) for these stores totaled $9,030 and $(1,204), respectively, for the fiscal year ended June 27, 1998, $7,051 and $(368), respectively, for the fiscal year ended June 28, 1997, and $5,592 and $176, respectively, for the 39-week period ended June 29, 1996. During the fiscal year ended June 27, 1998, the Company sold eight corporate-owned stores. The Company is negotiating with a third-party equipment leasing company for a sale-leaseback of substantially all of the Gloria Jean's corporate-owned store assets. Management believes the selling price for these store assets will approximate their carrying value at June 27, 1998. While the corporate-owned stores are being actively marketed for sale, the Company expects the period of sale may exceed one year for some of the stores.

      As of June 28, 1997, the Company determined that it was not feasible to sell eight of the corporate-owned stores held for disposal and recorded a provision of $580 for store closure costs consisting primarily of lease termination costs. The Company incurred costs of $530 for store closures during fiscal 1998 and charged this amount against the accrual for store closures.

      As of June 27, 1998, the accrual for store closures consists of closure costs at the Old Coffee People corporate-owned stores which were closed as of the Gloria Jean's reverse merger date. The accrual of $1,291 consists primarily of lease termination costs. The Company is working with local real estate brokers to market, re-lease or sublease all of these stores.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

6.    DEBT

      The Company assumed debt in connection with the Gloria Jean's reverse merger. Such debt consists of the following at June 27, 1998:

          Note payable to bank, payable in monthly installments of $6 each, plus
           interest at 9.0%, commencing September 1, 1995, due August 1, 1998           $    12

          Note payable to bank, payable in monthly installments of $100 each, plus interest at two different interest rates (8.0% at June 27, 1998),
           commencing June 1, 1997, due May 1, 2002                                       4,700

          Note payable to stockholder (also a director), payable in monthly installments of $3, including interest at 2.0% over the prime rate
           (10.50% at June 27, 1998), due December 1, 2002                                  149

          Note payable to the Port of Portland, payable in monthly
           installments of $5, commencing April 8, 1995, including
           interest at 12.0%, due March 8, 2003                                             216
                                                                                        -------
                                                                                          5,077
          Less-current portion                                                           (1,279)
                                                                                        -------
                                                                                        $ 3,798
                                                                                        =======

      The Company has a line of credit agreement with a bank in the amount of $500 expiring August 1999. The interest rate for amounts drawn under the line is 0.5% over the prime rate. There is no amount outstanding under the line of credit at June 27, 1998. Of the $500 line, a total of $73 is reserved for use under a letter of credit dated September 1998.

      The Company has a revolving line of credit agreement with Second Cup Limited in the amount of $4,000 expiring May 2003. The interest rate for amounts drawn under the line is 11.5%. There is no amount outstanding under the line of credit at June 27, 1998.

      The bank notes and line of credit are secured by substantially all of Old Coffee People's assets, including accounts receivable, inventories, trade fixtures and equipment. These debt agreements contain restrictions relating to specified financial ratios as well as the lender's standard covenants and restrictions. As of June 27, 1998, the Company was in compliance with all debt covenants.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      The stockholder note is secured by substantially all of the Company's assets and is subordinated to the bank notes.

      The principal payments on long-term debt are as follows at June 27, 1998:

          1999                                                    $1,279
          2000                                                     1,268
          2001                                                     1,271
          2002                                                     1,179
          2003                                                        80
                                                                  ------
                                                                  $5,077
                                                                  ======

7.    INCOME TAXES

      The Company's provision (benefit) for income taxes consists of the following:

                                                                   FOR THE
                                                                   39-WEEK
                                            FOR THE FISCAL          PERIOD
                                               YEAR ENDED           ENDED
                                           JUNE 27,    JUNE 28,    JUNE 29,
                                             1998        1997        1996
          Current provision
           Federal                          $  26       $ 135       $  --
           State                               --          21          --
                                            -----       -----       -----
                                               26         156          --
                                            -----       -----       -----
          Deferred provision (benefit)
           Federal                            628        (371)        863
           State                               74         (43)        102
                                            -----       -----       -----
                                              702        (414)        965
                                            -----       -----       -----
                                            $ 728       $(258)      $ 965
                                            =====       =====       =====

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      The Company's provision (benefit) for income taxes is included in the financial statements as follows:

                                                                                          FOR THE
                                                                                          39-WEEK
                                                                    FOR THE FISCAL         PERIOD
                                                                      YEAR ENDED           ENDED
                                                                  JUNE 27,    JUNE 28,    JUNE 29,
                                                                    1998        1997        1996
          Continuing operations                                    $ 728       $   4       $ 965
          Cumulative effect of change in accounting principle         --        (262)         --
                                                                   -----       -----       -----
                                                                   $ 728       $(258)      $ 965
                                                                   =====       =====       =====

      The cumulative effect of change in accounting principle of $427 is net of an income tax benefit of $262, comprised of federal and state income taxes.

      The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                                           FOR THE
                                                                                           39-WEEK
                                                                     FOR THE FISCAL         PERIOD
                                                                       YEAR ENDED           ENDED
                                                                   JUNE 27,   JUNE 28,     JUNE 29,
                                                                     1998       1997         1996
          Federal statutory rate                                    34.0%      (34.0)%      34.0%
          State income taxes, net of federal benefit                 4.0        (4.0)        4.0
          Amortization of nondeductible goodwill                    12.0        22.8         6.0
          Write-off of uncollectible income taxes receivable          --        16.7          --
          Other                                                     (0.3)       (1.5)        0.1
                                                                    ----         ---        ----
                                                                    49.7%        0.0 %      44.1%
                                                                    ====         ===        ====

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      The components of the Company's net deferred tax assets and liabilities consist of the following:

                                                                 JUNE 27,      JUNE 28,
                                                                   1998          1997
          Deferred tax assets
           Allowance for doubtful accounts                        $   588       $   628
           Net operating loss carryforwards (NOLs)                  3,913         1,281
           Asset write downs, store closures and relocation
             provisions                                             1,748           635
           Basis difference in property, plant and equipment          155            --
           Employee benefits                                          151            --
           Other                                                      199            48
                                                                  -------       -------
                                                                    6,754         2,592
          Valuation allowance                                        (699)           --
                                                                  -------       -------
          Net deferred tax assets                                   6,055         2,592

          Deferred tax liability
           Basis difference in property, plant and equipment           --          (117)
                                                                  -------       -------
          Net deferred tax assets                                 $ 6,055       $ 2,475
                                                                  =======       =======

      During the fiscal year ended June 28, 1997, the Company reversed a $1,619 valuation allowance related to NOLs acquired from Edglo. The non-cash adjustment to the valuation allowance was recorded as a reduction in goodwill.

      In connection with the Gloria Jean's reverse merger (Note 2), the Company recorded a deferred tax asset of $2,010, net of a valuation allowance of $699. This amount was recorded as a reduction to goodwill arising from the Gloria Jean's reverse merger. The valuation allowance of $699 relates to NOLs of Old Coffee People which, due to limitations on utilization of the NOLs, management believes are not more likely than not realizable. To the extent these NOLs are utilized, goodwill will be reduced.

      In connection with the CP Old, Inc. merger, the Company recorded a deferred tax asset of $2,272 related to CP Old, Inc. NOLs which management believes will more likely than not be realized. The effect of recording this deferred tax asset was an increase in stockholders' equity (common stock).

      Based on internal forecasts and industry trends, management believes it is more likely than not the deferred tax assets of $6,055 at June 27, 1998 will be realized through future taxable income.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      The Company has federal NOLs of approximately $10,298 which expire as follows:

          2010                                                    $   3,938
          2011                                                        3,056
          2012                                                        2,986
          2013                                                          318
                                                                  ---------
                                                                   $ 10,298
                                                                   ========


      Approximately $1,840 of these NOLs are available to offset Old Coffee People's future taxable income. Pursuant to Internal Revenue Code Section 382 (Section 382), utilization of these NOLs is limited to $700 per year. Approximately $6,620 of these NOLs are available to offset Gloria Jean's future taxable income. Pursuant to Section 382, utilization of these NOLs is limited to $568 per year. Utilization of all of the Company's NOLs may be further limited in the event of a change in ownership of the Company.


8.    FRANCHISED AND COMPANY-OWNED STORES

      The number of retail stores is as follows:

                                                                COMPANY-
                                                  FRANCHISED     OWNED
                                                     STORES      STORES
          Beginning of period, June 28, 1997           236         31
          Opened/acquired                               14         51
          Franchised                                     8         (8)
          Closed                                       (12)        (5)
                                                       ---         --
          End of period, June 27, 1998                 246         69
                                                       ===         ==

9.    MINIMUM LEASE COMMITMENTS AND CONTINGENT LIABILITIES

      The Company leases certain retail store, office and warehouse facilities under operating leases expiring through 2008. The Company is the lessee in most of the franchisees' lease agreements. The Company has sublease agreements with individual franchisees, whereby the franchisee assumes responsibility for and makes lease payments directly to the landlord. The Company also has sublease agreements for certain company-owned stores and office facilities whereby the sublease tenants are responsible for the lease payments. Rental expense is reported net of sublease income in accordance with retail industry practice. Most lease agreements contain renewal options at varying terms and rent escalation clauses. Certain leases provide for contingent rentals based upon gross sales.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      Rental expense under lease agreements for the fiscal year ended June 27, 1998 and June 28, 1997, and the 39-week period ended June 29, 1996 was $2,159, $1,700 and $1,540, respectively, net of sublease income.

      Minimum future lease commitments as of June 27, 1998 are as follows:

                                         GROSS                        NET
                                        MINIMUM        LESS         MINIMUM
                                         LEASE       SUBLEASE        LEASE
                                      COMMITMENTS     RENTALS     COMMITMENTS
          1999                          $11,853       $ 8,000       $ 3,853
          2000                           11,281         7,589         3,692
          2001                           10,033         6,708         3,325
          2002                            8,470         5,596         2,874
          2003                            7,158         4,490         2,668
          Thereafter                     15,720         8,438         7,282
                                        -------       -------       -------
                                        $64,515       $40,821       $23,694
                                        =======       =======       =======

      As of June 28, 1997, the Company accrued $420 (included in accrued liabilities) related to its obligation to repurchase a franchised store if the franchised store did not meet certain financial targets. When this franchised store was repurchased, the Company intended to close it. The amount accrued consisted primarily of the estimated repurchase price and lease termination costs. Costs incurred to repurchase and close the franchised store were $373 as of June 27, 1998. During the fiscal year ended June 27, 1998, the Company was reimbursed for such costs pursuant to an escrow agreement with the former owners of Gloria Jean's (Note 2).

      As of June 27, 1998, the Company has approximately $4,200 of outstanding purchase commitments related to green coffee.

      The Company has an agreement with a supplier to purchase substantially all of the coffee requirements for its Oregon stores through January 1999.

      As a requirement under a lease with the Port of Portland, the Company is committed to enter into a joint venture with a third party for one of the Company's stores at Portland International Airport. Once the agreement is finalized, the Company will have a 49% ownership interest in that store.

      The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

10.   STOCK SUBSCRIPTION NOTES RECEIVABLE

      The Company has stock subscription notes receivable which were issued primarily by Old Coffee People to certain officers and employees upon the exercise of incentive stock options. The notes bear interest at the rate of 8.5% per annum from the date of exercise and are due from December 1998 through May 2003. The notes provide that in the event any of the common stock is sold before the notes mature, all accrued interest and a pro rata portion of the principal balance must be paid.


11.   INCENTIVE PLANS

      STOCK OPTION PLANS
      At the time of the Gloria Jean's reverse merger, Old Coffee People had four stock option plans - the 1993 Stock Option Plan, the 1994 Stock Option Plan, the 1995 Stock Option Plan and the 1996 Stock Option Plan. These stock option plans continued in effect subsequent to the Gloria Jean's reverse merger. Optionholders as of the merger date were given the opportunity to reprice their existing stock options at a price equal to the fair market value of the stock on the date the repricing was approved by the Board of Directors. Optionholders choosing to reprice their stock options cancelled their option shares and received a reduced number of new option shares on the repricing date. No options were repriced as of June 27, 1998. On August 1, 1998, seven optionholders elected to reprice their stock options. As a result, 302,000 old option shares with a weighted average price per share of $9.21 were surrendered and 77,850 new option shares were issued at an exercise price of $3.20 per share. The exercise price exceeded the fair market value on the grant date.

      Effective May 19, 1998, the Company adopted the 1998 Stock Option Plan. Under all five stock option plans, key employees and consultants may be granted either incentive or nonqualified stock options. Incentive stock options must comply with the requirements of the Internal Revenue Code, may be granted only to employees and may be granted at not less than the fair market value of the stock at the date of grant. Nonqualified options may be granted to employees and consultants at not less than 85% of the fair market value of the stock at the date of grant. Cancelled options are available for future grant. The number of options granted, the option price, the term of the option and the vesting period are determined by the Board of Directors.

      Stock option activity under the aforementioned stock options plans was as follows:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                               NUMBER OF      PRICE PER
                                                                 SHARES         SHARE
          Outstanding at Gloria Jean's reverse merger date       342,439       $   8.57
          Granted                                                248,000           3.20
          Exercised                                              (11,250)          2.22
                                                                 -------       --------
           Outstanding at June 27, 1998                          579,189       $   6.39
                                                                 =======       ========

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      For all five plans, there were 1,005,953 shares of unissued common stock reserved for issuance at June 27, 1998. Options to purchase 188,565 shares with a weighted average exercise price of $8.84 were exercisable at June 27, 1998.

      Options outstanding and exercisable, and related weighted average life information by grant price as of June 27, 1998 were as follows:

                                                    WEIGHTED AVERAGE
             OPTION     OPTIONS        OPTIONS       REMAINING LIFE
             PRICE    OUTSTANDING    EXERCISABLE         (YEARS)
          $    2.22      13,689         13,689              5
               3.20     248,000             --             10
               4.75       5,000          1,000              9
               5.56       2,000            400              9
               6.50      30,000          6,000              9
               6.94      16,500          3,300              9
               8.00      21,000         18,376              6
               9.00      63,000         37,800              8
              10.00     150,000         90,000              7
              10.00      30,000         18,000              8
                        -------        -------
                        579,189        188,565
                        =======        =======


      No compensation cost has been recognized for the 1998 Stock Option Plan. If compensation cost for this plan had been determined based on the fair value at the grant date, the Company's net income and net income per share for the fiscal year ended June 27, 1998 would be as follows:

          Net income                                               $    696
          Net income per share-basic and diluted                   $   .09

      The Company used the Black-Scholes option pricing model to estimate the fair value of options granted during the fiscal year ended June 27, 1998 (no options were granted during the fiscal year ended June 28, 1997 or the 39-week period ended June 29, 1996). The weighted average assumptions used to compute compensation cost in the above pro forma and to estimate the weighted average fair market value of options granted are as follows:

          Risk-free interest rate                                       5.5%
          Dividend yield                                                  0%
          Volatility                                                     70%
          Expected term (years)                                           5
          Weighted average fair market value                         $ 1.94

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      EMPLOYEE STOCK PURCHASE PLAN
      At the time of the Gloria Jean's reverse merger, Old Coffee People had an Employee Stock Purchase Plan (the ESPP) under which 150,000 shares of common stock have been reserved for issuance to and purchase by employees of Old Coffee People. The ESPP continued after the reverse merger. All Old Coffee People employees with over four months of service who work more than 20 hours per week and who do not own stock and stock options for more than 5% of the Company's stock are eligible to participate in the ESPP. The ESPP is intended to qualify as an "employee stock purchase plan" under
      Section 423 of the Internal Revenue Code. No shares were purchased under the ESPP during the fiscal year ended June 27, 1998.


12.   RETIREMENT PLANS

      Effective March 1, 1997, the Company adopted a tax deferred savings plan (the 401(k) Plan). Substantially all employees with over one year of service are eligible to participate in the 401(k) Plan. Participants who choose to participate may contribute up to 15% of their pretax compensation to the 401(k) Plan subject to the statutorily prescribed annual limits. All contributions to the 401(k) Plan are fully vested and nonforfeitable at all times. The Company does not match employee contributions.

      Old Coffee People has a tax deferred savings plan (Old Coffee People 401(k) Plan) which covers all employees of Old Coffee People with over six months of service and who work an average of at least 30 hours per week. Participants may contribute up to 20% of their pretax compensation to the Old Coffee People 401(k) Plan subject to the statutorily prescribed annual limits. All contributions to the Old Coffee People 401(k) Plan, including company contributions, are fully vested and nonforfeitable at all times. Company contributions were immaterial during the fiscal year ended June 27, 1998.


13.   RELATED PARTY TRANSACTIONS

      During the period ended June 29, 1996, the Company issued 1,200 shares of its common stock to Second Cup for cash of $35,825.

      In February 1996, the Company commenced roasting coffee for CP Old, Inc.. The Company initially charged CP Old, Inc. a roasting fee and subsequently sold roasted coffee to CP Old, Inc. For the fiscal year ended June 28, 1997 and the 39-week period ended June 29, 1996, total sales to the affiliated company were $823 and $56, respectively (none in fiscal 1998).

      The Company had demand loans to an affiliated company which bore interest at 8.25% per annum. The loans were repaid during fiscal 1997. Interest received was $280 for the fiscal year ended June 28, 1997 and $66 for the 39-week period ended June 29, 1996.

      During the fiscal year ended June 27, 1998, The Second Cup Ltd. incurred costs on the Company's behalf. Such amounts are included in payable to related party.

COFFEE PEOPLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

      As of June 27, 1998, the Company had a lease with a stockholder who is a director of the Company. Rental expense associated with this lease was approximately $10,000 during the fiscal year ended June 27, 1998.


14.   CASH HELD IN TRUST

      The Company holds cash in trust on behalf of franchisees, which includes the advertising fund and the construction trust account. The cash held in trust amounted to $795 at June 27, 1998. These funds have not been included in the Company's balance sheet.


15.   UNAUDITED QUARTERLY DATA

                                                                                            PER SHARE - BASIC AND DILUTED
                                                              INCOME (LOSS)                 -----------------------------
                                                                 BEFORE                        INCOME (LOSS)
                                                               CUMULATIVE                    BEFORE CUMULATIVE
                                              INCOME (LOSS)  EFFECT OF CHANGE                 EFFECT OF CHANGE
                                                  FROM         IN ACCOUNTING     NET INCOME    IN ACCOUNTING   NET INCOME
                               REVENUES        OPERATIONS        PRINCIPLE         (LOSS)         PRINCIPLE      (LOSS)
                               --------      -------------   ----------------    ----------   ---------------  ----------
          FISCAL 1998:
            1st Quarter        $  7,940         $    784         $    492         $    492         $   .07      $   .07
            2nd Quarter          10,115            1,796            1,057            1,057             .14          .14
            3rd Quarter           7,394              730              456              456             .06          .06
            4th Quarter           9,602           (2,113)          (1,267)          (1,267)           (.15)        (.15)
                               --------         --------         --------         --------
                               $ 35,051         $  1,197         $    738         $    738         $   .09      $   .09
                               ========         ========         ========         ========

          FISCAL 1997:
            1st Quarter        $  5,493         $   (740)        $   (629)        $ (1,056)        $  (.08)     $  (.14)
            2nd Quarter          11,230            1,947            2,041            2,041             .27          .27
            3rd Quarter           6,607             (438)            (308)            (308)           (.04)        (.04)
            4th Quarter           7,249           (1,954)          (1,867)          (1,867)           (.25)        (.25)
                               --------         --------         --------         --------
                               $ 30,579         $ (1,185)        $   (763)        $ (1,190)        $  (.10)     $  (.16)
                               ========         ========         ========         ========


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Coffee People, Inc.

        Our audit of the consolidated financial statements referred to in our report dated August 16, 1996 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 8 of this Form 10-K insofar as it relates to the 39-week period ended June 29, 1996. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the 39-week period ended June 29, 1996 when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS

Toronto, Ontario
August 16, 1996

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Coffee People, Inc.

        Our audits of the consolidated financial statements referred to in our report dated August 26, 1998 appearing in the Coffee People, Inc. Annual Report on Form 10-K for the fiscal year ended June 27, 1998 also included an audit of the Financial Statement Schedule listed in Item 8 of this Form 10-K insofar as it relates to the fiscal years ended June 27, 1998 and June 28, 1997. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the fiscal years ended June 27, 1998 and June 28, 1997 when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP

San Francisco, California
August 26, 1998

                                   SCHEDULE II
                               COFFEE PEOPLE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                             ADDITIONS
                                              BALANCE AT    CHARGED TO                   BALANCE AT
                                               BEGINNING     COSTS AND                       END
        CLASSIFICATION                         OF PERIOD     EXPENSES     DEDUCTIONS      OF PERIOD
        --------------                        ----------    -----------   ----------     ----------
39-week period ended June 29, 1996:
    Allowance for doubtful accounts ......      $ 3,000      $   775      $(2,717)(1)      $ 1,058
    Amortization of goodwill .............           --          346           --              346

Fiscal year ended June 28, 1997:
    Allowance for doubtful accounts ......      $ 1,058      $   602      $    --          $ 1,660
    Amortization of goodwill .............          346          455           --              801

Fiscal year ended June 27, 1998:
    Allowance for doubtful accounts ......      $ 1,660      $    19      $  (523)(1)      $ 1,156
    Amortization of goodwill .............          801          475           --            1,276

--------

(1) Write-off of receivables considered uncollectible.