Form 10-Q
period 1998-09-19
COFFEE PEOPLE INC
filed 1998-11-03
CIK 925908

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                 ----------------------------------------------

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 19, 1998

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

                 11480 Commercial Parkway, Castroville, CA 95012
          (Address of Principal Executive Offices, including Zip Code)

                                 (831) 633-4001
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]          No [ ]

As of October 31, 1998, there were 10,754,889 shares of the registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                               COFFEE PEOPLE, INC.

                                      INDEX


                                                                      Page No.
                                                                      --------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements                                     3

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                               8

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                       14

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                       16

Item 6.           Exhibits and Reports on Form 8-K                        17

Signatures                                                                18

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements


                               COFFEE PEOPLE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         September 19,        June 27,
                                                             1998               1998
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $    843           $  2,822
  Accounts receivable, net                                    3,890              3,262
  Inventories                                                 4,886              4,052
  Prepaid expenses and other assets                             936                713
  Deferred income taxes                                       3,008              2,621
                                                           --------           --------
     Total current assets                                    13,563             13,470

Property, plant and equipment, net                           12,611             12,711
Goodwill, net                                                25,837             25,967
Other assets                                                     79                113
Deferred income taxes                                         3,529              3,434
                                                           --------           --------
     Total assets                                          $ 55,619           $ 55,695
                                                           ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                        $  1,267           $  1,279
  Accounts payable                                            2,706              1,421
  Payable to related party                                      543                984
  Accrued liabilities                                         2,805              2,572
  Accrual for store closures                                  1,204              1,291
  Franchise deposits                                            492                459
  Deferred franchise fee income                                 165                187
                                                           --------           --------
      Total current liabilities                               9,182              8,193

Long-term debt, less current portion                          3,343              3,798
Deferred rent expense                                           212                202
                                                           --------           --------
      Total liabilities                                      12,737             12,193
                                                           --------           --------
Stockholders' equity:
  Preferred stock, no par value; authorized
    10,000,000 shares, none issued or outstanding                --                 --
  Common stock, no par value; authorized,
    50,000,000 shares; issued and outstanding
    10,754,889 and 10,746,040                                44,637             44,630
  Stock subscription notes receivable                          (344)              (338)
  Accumulated deficit                                        (1,411)              (790)
                                                           --------           --------

     Total stockholders' equity                              42,882             43,502
                                                           --------           --------
     Total liabilities and stockholders' equity            $ 55,619           $ 55,695
                                                           ========           ========



   The accompanying notes are an integral part of these financial statements.

                               COFFEE PEOPLE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except share and per share data)

                                                                           Twelve Weeks Ended
                                                                  September 19,          September 20,
                                                                      1998                   1997
                                                                   (Unaudited)           (Unaudited)
Revenues:
  Franchise revenue                                               $      1,207           $    1,214
  Corporate store sales                                                  6,966                1,696
  Wholesale revenue                                                      4,076                5,030
                                                                  ------------           ----------
     Total revenues                                                     12,249                7,940
                                                                  ------------           ----------
Expenses:
  Cost of goods sold                                                     5,926                4,454
  Store and other operating expenses                                     5,311                1,771
  Depreciation and amortization                                            479                  350
  General and administrative expenses                                      782                  581
  Acquisition and integration expenses                                     799                   --
                                                                  ------------           ----------
     Total expenses                                                     13,297                7,156
                                                                  ------------           ----------
  Income (loss) from operations                                         (1,048)                 784

Interest income                                                             33                   79
Interest expense                                                            92                   --
                                                                  ------------           ----------

Income (loss) before income taxes                                       (1,107)                 863

Provision (benefit) for income taxes                                      (486)                 371
                                                                  ------------           ----------
Net income (loss)                                                 $       (621)          $      492
                                                                  ============           ==========

Net income (loss) per share - basic and diluted                   $      (0.06)          $     0.07
                                                                  ============           ==========
Shares used in computing net income (loss) per
  share - basic and diluted                                         10,750,963            7,460,679


   The accompanying notes are an integral part of these financial statements.

                               COFFEE PEOPLE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            Twelve Weeks Ended
                                                       September 19,    September 20,
                                                           1998             1997
                                                       (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                     $  (621)          $   492
  Adjustments to reconcile net income
    (loss)to net cash from operating
    activities:
      Depreciation and amortization                         479               350
      Deferred income taxes                                (482)              371
      Interest income on stock subscription
        notes receivable                                     (6)               --
      Changes in assets and liabilities:
         Accounts receivable                               (628)           (1,903)
         Inventories                                       (834)              560
         Prepaid expenses and other assets                 (189)              (84)
         Accounts payable                                 1,285               487
         Payable to related party                          (441)               --
         Accrued and other liabilities                      221              (430)
         Accrual for store closures                         (87)               --
         Franchise deposits                                  33               (24)
                                                        -------           -------
                                                         (1,270)             (181)
                                                        -------           -------
Cash flows from investing activities:
   Purchase of property, plant and equipment               (305)           (1,202)
   Proceeds from disposal of property, plant
     and equipment                                           81                --
   Additions to goodwill                                    (25)               --
                                                        -------           -------
                                                           (249)           (1,202)
                                                        -------           -------
Cash flows from financing activities:
   Proceeds on issuance of shares                             7                --
   Payments on long-term debt                              (467)               --
                                                        -------           -------
                                                           (460)               --
                                                        -------           -------
Decrease in cash and cash equivalents                    (1,979)           (1,383)

Cash and cash equivalents, beginning of period            2,822             7,281
                                                        -------           -------
Cash and cash equivalents, end of period                $   843           $ 5,898
                                                        =======           =======

   The accompanying notes are an integral part of these financial statements.

                               COFFEE PEOPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)

        For the 12 Weeks Ended September 19, 1998 and September 20, 1997
                                   (Unaudited)

NOTE 1.  Financial Statement Presentation

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 27, 1998, appearing in the Company's Annual Report on Form 10-K.

Certain reclassifications of prior period amounts have been made to conform with the September 19, 1998 presentation.

NOTE 2.  Inventories

Inventories consist of the following:

                                      September 19,      June 27,
                                          1998            1998
                                       (Unaudited)
Coffee:
   Unroasted                             $2,655          $2,169
   Roasted                                  754             368
Other merchandise held for sale           1,049             898
Supplies                                    428             617
                                         ------          ------
                                         $4,886          $4,052
                                         ======          ======

NOTE 3.  Franchising Strategy

         On September 1, 1998, the Company announced that it was adopting a franchising strategy in which it would offer existing Coffee People (Oregon) and Coffee Plantation stores for sale to franchisees as well as offering new franchise opportunities for these brands. As of the date of filing this Form 10-Q, the Company had not sold any of its existing Coffee People (Oregon) or Coffee Plantation stores and had not entered into any letters of intent or definitive agreements to do so nor had the Company entered into any letters of intent or definitive agreements to sell new franchises for these brands. There can be no assurance that the Company will be successful at selling any of its existing stores or that it will be successful in franchising new stores.

         As a result of the decision to hold all existing Coffee People (Oregon) and Coffee Plantation stores for sale, depreciation on these stores was suspended effective September 1, 1998. In addition, as of September 19, 1998, the Coffee People (Oregon) and Coffee Plantation store assets are stated at the lower of carrying value or fair market value less cost to sell.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward-looking statements within the meaning of the federal securities law and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion, depending on a variety of factors. Such factors include, but are not limited to, the Company's ability to integrate the Coffee People operations and to execute its franchising strategy; the Company's ability to control costs associated with planned store closures; the price and availability of green coffee; effects of competition; availability of additional capital, changes in applicable government regulations, and other risks detailed in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998.

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

        The transaction has been accounted for as a reverse merger in which Gloria Jean's is treated as the accounting acquiror. As a result of this accounting treatment, the historical financial statements of Gloria Jean's became the historical financial statements of the combined company. Also consistent with this accounting treatment, the fiscal year end for Coffee People, Inc. was changed from December 31 to the last Saturday in June, to conform with the year end used by Gloria Jean's. Because of the reverse purchase accounting treatment, the financial results for the 12 weeks ended September 19, 1998 reflect the operations of the combined companies while the financial results for the 12 weeks ended September 20, 1997 reflect the operations of Gloria Jean's only.

        As of September 19, 1998, the Company had 247 franchised and 30 company-operated stores operating under the Gloria Jean's name in 36 states, one U.S. territory, and six foreign countries, 25 company-operated stores operating under the Coffee People name in Oregon, and 15 company-operated stores operating under the Coffee Plantation name in Arizona. The Company also operates a coffee roasting facility in Castroville, California.

         Gloria Jean's retail outlets generally offer a full range of gourmet coffees, hot and cold beverages, teas, and food, as well as a variety of related gifts, supplies, equipment and accessories. Coffee People and Coffee Plantation stores sell coffee beverages, coffee beans, cookies, pastries and coffee related merchandise.

         On October 27, 1998, the Company announced that it had engaged an investment advisor to identify and evaluate alternatives to enhance shareholder value and that it was involved in discussions with several other specialty coffee companies about possible strategic combinations. These discussions are consistent with and in furtherance of the Company's strategy to expand both by opening new stores in core markets and also through the selected acquisition of other regional specialty coffee companies or stores. Strategic alternatives could include mergers or acquisitions that result in dilution to existing Coffee People shareholders or that result in changes to the Company's organizational structure. There can be no assurance that the Company will be successful in pursuing discussions with other companies or that it will be successful in pursuing other strategic alternatives.


TWELVE WEEKS ENDED SEPTEMBER 19, 1998 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 20, 1997

        REVENUES. Total revenues increased 54.3% to $12,249,000 for the twelve week period ended September 19, 1998, from $7,940,000 for the same period in 1997. The increase in total revenues was due primarily to an increase in retail sales from company-operated stores.

        Retail sales at company-operated stores increased 310.7% to $6,966,000 for the fiscal 1999 twelve week period from $1,696,000 in the fiscal 1998 twelve week period. The increase in retail sales was due primarily to sales of $5,340,000 at the Company's Coffee People Oregon and Coffee Plantation stores acquired on May 19, 1998.

        Wholesale revenue consist primarily of sales of roasted coffee and other products and supplies to franchisees. Wholesale revenue decreased 19.0% to $4,076,000 for the twelve weeks ended September 19, 1998 from $5,030,000 for the same twelve week period in fiscal 1998 primarily due to the seasonal timing of product sales to franschisees. A higher volume of coffee and seasonal gift packs were sold in the fiscal 1998 period than in the fiscal 1999 period. The Company expects additional gift pack sales to occur in the second quarter of the current fiscal year.

         Franchise revenues consists primarily of initial franchise fees and royalties received by the Company on sales made at each Gloria Jean's franchise location. Franchise revenues decreased 0.6% to $1,207,000 for the twelve week period ended September 19, 1998 from $1,214,000 for the same twelve week period in fiscal 1998. The components of this decrease were a 34.7% decrease in franchise fees to $145,000 in the fiscal 1999 period from $222,000 in the fiscal 1998 period and a 7.1% increase in royalties to $1,062,000 in the fiscal 1999 period from $992,000 in the fiscal 1998 period. The decrease in franchise fees was due to a decrease in the number of new stores franchised during the fiscal 1999 period as compared to the number franchised in the fiscal 1998 period.

        COSTS AND EXPENSES. Cost of goods sold increased 33.0% to $5,926,000 for the twelve weeks ended September 19, 1998, from $4,454,000 in the same period of fiscal 1998, due to increases associated with the increase in retail sales. Cost of goods sold as a percentage of corporate store sales and wholesale revenue decreased to 53.7% in the twelve week period ended September 19, 1998, from 66.2% in the twelve week period ended September 20, 1997, due primarily to a more favorable cost relationship associated with retail sales generated at the Company's Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998. Product costs as a percentage of retail sales are lower at Coffee People (Oregon) and Coffee Plantation stores than at Gloria Jean's company-operated stores due to differences in the product mix.

        Store and other operating expenses increased 199.9% to $5,311,000 in the twelve week period ended September 19, 1998, from $1,771,000 in the same period of fiscal 1998 primarily as a result of increased store operating expenses at Gloria Jean's company-operated stores, store operating expenses attributable to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998, and increased franchise administration expenses necessary to support the planned growth in the franchise business. As a percentage of total revenues, store and other operating expenses increased to 43.4% in the fiscal 1999 twelve week period from 22.3% in the fiscal 1998 twelve week period.

        Depreciation and amortization increased 36.9% to $479,000 in the twelve week period ended September 19, 1998 from $350,000 in the twelve week period ended September 20, 1997, due to depreciation and amortization expense associated with the Coffee People (Oregon) and Coffee Plantation stores acquired in May 1998 which was offset by a reduction in depreciation on Gloria Jean's company-operated stores. Depreciation on Gloria Jean's company-operated stores was suspended at the end of fiscal year 1998 when the Company decided to actively market all of these stores to franchisees. On September 1, 1998, the Company announced that it was adopting a franchising strategy in which it would offer existing Coffee People (Oregon) and Coffee Plantation stores for sale to franchisees as well as offering new franchise opportunities for these brands. As a result of this decision, depreciation of Coffee People (Oregon) and Coffee Plantation stores was suspended effective September 1, 1998. As a percentage of total revenues, depreciation and amortization expense decreased to 3.9% for the twelve-week period ended September 19, 1998 from 4.4% in the same twelve-week period of fiscal 1998.

         General and administrative expenses increased 34.6% to $782,000 in the twelve-week period ended September 19, 1998 from $581,000 in the same period of fiscal 1998 primarily as a result of general and administrative infrastructure acquired as part of the Coffee People acquisition completed in May 1998. As a percentage of total revenues, general and administrative expenses decreased to 6.4% in the fiscal 1999 twelve-week period from 7.3% in the fiscal 1998 twelve-week period as a result of revenues increasing by a greater percentage than the percentage increase in general and administrative overhead.

         Acquisition and integration expenses of $799,000 consist of costs associated with integrating Coffee People operations and a portion of costs associated with exiting Coffee People activities, including relocating and terminating Coffee People employees and reflects all remaining expenses associated with integrating the operations of the two companies.

        INTEREST INCOME. Interest income as a percentage of total revenues decreased to 0.3% for the twelve week period ended September 19, 1998 from 1.0% for the same period in fiscal 1998, due to the overall increase in revenues and a reduction in cash balances available for short-term investment in interest-bearing instruments.

        INTEREST EXPENSE. Interest expense as a percentage of total revenues increased to 0.8% for the twelve week period ended September 19, 1998 from 0.0% for the same period in fiscal 1998, as a result of interest incurred on long-term debt obligations acquired as part of the Coffee People acquisition on May 19, 1998.

        INCOME TAXES. The benefit for income taxes was $486,000 for the twelve week period ended September 19, 1998, compared to a provision for income taxes of $371,000 for the same period in fiscal 1998. The effective tax rates of 43.9% for the twelve week period ended September 19, 1998 and 43.0% for the twelve week period ended September 20, 1997, result from federal and state income taxes and nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 19, 1998, all seven of the Coffee People (Oregon) stores located outside of Oregon that Coffee People had identified for closure or disposition in its quarter ended June 30, 1997, had been closed. Of these stores, three had been sold and their store leases assigned and one store lease had been terminated by agreement. Of the eight Gloria Jean's stores identified for disposal during fiscal year 1997 five were disposed of during fiscal year 1998 pursuant to the lease termination agreements. Of the three remaining Gloria Jean's stores, one was disposed of after June 27, 1998 pursuant to a lease termination agreement and two remain open. The Company continues to make payments on the lease obligations for the three remaining Coffee People stores and for the two remaining Gloria Jean's stores. The Company will continue to make cash outlays for these stores for such items as rent, utilities and insurance until such time as it is able to sell the stores or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the leases. Such costs are charged against the accrual for store closures. There can be no assurance that the Company will be successful at selling these stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If the Company is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases. The Company is working with local real estate brokers to market, re-lease or sublease these stores. The lease terms for these stores range from two and one-half to nine years with expiration dates ranging from January 2001 through May 2007. Minimum future rental payments as of September 19, 1998 under the five leases total $1,362,000.

        As of September 19, 1998, the Company had $843,000 in cash and equivalents.

        The Company had working capital of $4,381,000 as of September 19, 1998, as compared to working capital of $5,277,000 at June 27, 1998.

        For the twelve week period ended September 19, 1998, cash used by operating activities was $1,270,000, as compared to cash used by operating activities of $181,000 for the same period in fiscal 1998.

        For the twelve week periods ended September 19, 1998 and September 20, 1997, net cash used in investing activities was $249,000 and $1,202,000, respectively, primarily as a result of the purchase of property, plant and equipment.

        For the twelve week period ended September 19, 1998, the Company had net cash used by financing activities of $460,000 primarily as a result of principal payments on long-term debt. For the twelve week period ended September 20, 1997, the Company had neither cash used nor generated by financing activities.

        The Company has a line of credit with one of its primary banks providing for borrowings through August 1, 1999 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's prime rate (9.0% as of September 19, 1998) and are secured by substantially all of Coffee People's assets, including accounts receivable, inventories, trade fixtures and equipment. As of September 19, 1998, there were no borrowings outstanding under the line of credit; however, $73,000 of the line was reserved for a letter of credit dated September 1998. At September 19, 1998, the Company was not in compliance with a loan agreement covenant that requires the Company to maintain a current ratio of
1.50. The Company's current ratio was 1.48. The bank waived the compliance requirement on a one-time basis. Management expects to bring the current ratio into compliance by the next quarterly compliance reporting date.

        Contemporaneously with the closing of the merger with Gloria Jean's, Coffee People entered into a loan agreement with The Second Cup Ltd. which provides for a credit facility of up to $4,000,000 over a five year term. The facility expires May 19, 2003. The interest rate for amounts drawn under the line is 11.5%. As of September 19, 1998, no amounts had been borrowed under the credit facility.

        Coffee People believes that anticipated cash flow from operations and existing cash and bank debt will be sufficient to meet Coffee People's cash requirements through the end of the next twelve months.

SEASONALITY

        The Company's business is subject to seasonal fluctuations, due to seasonal changes and general economic conditions, among other factors. Historically, net sales from Coffee People (Oregon) stores have been highest during the first and fourth fiscal quarters, which include the spring and summer months. Historically, Gloria Jean's highest sales and earnings have occurred in the second and third fiscal quarters. In addition, quarterly results have, and in the future are likely to be, substantially affected by the timing of new store openings. Because of the seasonality of Gloria Jean's business and the impact of new store openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for an entire year.

YEAR 2000

        The "Year 2000 Problem" refers to the possible failure of many computer systems that may arise as a result of many existing computer programs using only the last two digits to refer to a year. The Company has undertaken an initial review of the potential effects on it of the Year 2000 problem. These potential problems are being addressed on a system-by-system basis.

        The Company has determined that its general accounting system (which includes invoicing, accounts receivable and inventory control) must be upgraded to make the system Year 2000 compliant. The Company estimates that the cost of upgrading the accounting system will be approximately $10,000 and that the upgrade will be completed before the end of the current calendar year. As of September 19, 1998, the Company had expended approximately $5,000 to remedy this problem.

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

        The Company expects that the source of funds for evaluation and remediation of Year 2000 compliance issues will be cash flows from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Derivative Instruments. The supply and price of green coffee beans is subject to significant volatility, generally caused by multiple factors beyond the Company's control, including weather, political and economic conditions in coffee producing countries, and other supply-related matters. Because the Company's coffee roasting operation supplies products to franchisees on a cost-plus basis, the Company believes that its gross profit on wholesale sales is generally insulated from the risk of volatility in prices of green coffee beans, except to the extent that such fluctuation affects the demand for specialty coffee. Company-operated stores are not so similarly insulated. In addition, other factors may affect gross profit, such as production efficiencies or inefficiencies (including roasting shrinkage) and write-offs of excess coffee inventories. During fiscal year 1997, worldwide coffee prices increased significantly.

        In order to avoid speculation on spot coffee prices, the Company typically undertakes to lock in the cost of a portion of its future coffee purchases by entering into contracts to purchase green coffee over future periods at fixed prices, or at future prices to be determined within one to 12 months from the time of the actual purchase. At September 19, 1998, these purchase commitments totaled approximately $3,210,000 for approximately 2,550,000 pounds of green coffee at an average contract cost per pound of $1.26. These commitments together with existing inventory represent approximately 108% of the Company's estimated coffee requirements through September 18, 1999. Because of the significant decline in worldwide coffee prices from their 1997 highs, these commitments are not currently favorable to market at September 19, 1998.

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

        The Company's principal market risk with respect to its financial debt instruments is to changes in the prime rate charged by major banks in the United States and to other benchmark rates to which interest rates under the Company's loan agreements may be tied. In June 1998, the Company elected to have $4,400,000 of its term loan with Bank of America bear interest at 2.25% over the Interbank Offered Rate ("IBOR rate"), an offshore rate used by the Bank that is similar to the London Interbank Offered Rate (LIBOR rate). As a result of this election, the interest rate on $4,400,000 of the Company's term loan was reduced from the 9% floating rate (0.5% over the bank's prime rate of 8.5%) to 7.9375% (2.25% over the IBOR rate of 5.6875%). Under the current arrangement, this rate will be adjusted each 90 days. On September 9, 1998, the Company elected to have the interest rate on $4,100,000 of its term loan continue to be referenced to the IBOR rate. The rate on the $4,100,000 balance has been fixed at 7.8125% through December 8, 1998. At September 19, 1998, a 100 basis point increase in the IBOR rate would result in additional interest expense of $41,000 on an annualized basis. A return to the 9% floating rate tied to the prime rate (8.5% at September 19, 1998) would have a similar impact on the Company's results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                3.1 Registrant's Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333- 5376-LA)).

                3.2 Registrants' Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2, effective September 25, 1996 (Registration No. 333-5376-LA)).

                10.1 Business Loan Agreement with Bank of America, dated July 30, 1998.

                10.2 Amendment No. 1 to Business Loan Agreement with Bank of America, dated July 31, 1998.

                27      Financial Data Schedule


         (b)    Report on Form 8-K

                The Registrant filed one Current Report during the quarter ended September 19, 1998.

                A Current Report on Form 8-K dated September 16, 1998 was filed to report under Item 8 a change in the Registrant's fiscal year from December 31 to the last Saturday in June of each year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Coffee People, Inc.



                                       /s/ Mark J. Archer
                                       -----------------------------------------
                                       Mark J. Archer
                                       Executive Vice President,
                                       Chief Financial Officer and Secretary

                                       Signing on behalf of the registrant and
                                       as principal financial officer