Form 10-Q
period 1998-12-12
COFFEE PEOPLE INC
filed 1999-01-26
CIK 925908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 12, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 14, 1999, there were 10,762,757 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I            FINANCIAL INFORMATION


Item 1.           Financial Statements........................................  1

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operation......................  5

Item 3.           Quantitative and Qualitative Disclosures about
                      Market Risk............................................. 12



PART II           OTHER INFORMATION


Item 1.           Legal Proceedings........................................... 13

Item 4.           Submission of Matters to a Vote of Security Holders......... 14

Item 6.           Exhibits and Reports on Form 8-K............................ 15


Signature    ................................................................. 16

                               COFFEE PEOPLE, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                DECEMBER 12,         JUNE 27,
                                                                                   1998                1998
                                                                                -------------    -------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $       2,224    $       2,822
     Accounts receivable, net                                                           5,184            3,262
     Inventories                                                                        4,304            4,052
     Prepaid expenses and other assets                                                    729              713
     Deferred income taxes                                                              2,681            2,621
                                                                                -------------    -------------
         TOTAL CURRENT ASSETS                                                          15,122           13,470

Property, plant and equipment, net                                                     12,240           12,711
Goodwill, net                                                                          25,684           25,967
Other assets                                                                              119              113
Deferred income taxes                                                                   3,448            3,434
                                                                                -------------    -------------
         TOTAL ASSETS                                                           $      56,613    $      55,695
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                          $       1,238    $       1,279
     Current portion of capital lease obligations                                         130               --
     Accounts payable                                                                   2,007            1,421
     Payable to related party                                                             465              984
     Accrued liabilities                                                                2,479            2,572
     Provision for store closures                                                       1,159            1,291
     Franchisee deposits                                                                  563              459
     Deferred franchise fee income                                                         85              187
                                                                                -------------    -------------
         TOTAL CURRENT LIABILITIES                                                      8,126            8,193

Long-term debt                                                                          4,061            3,798
Capital lease obligations                                                                 792               --
Deferred rent expense                                                                     146              202

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 10,000,000 shares
   none issued or outstanding                                                              --               --
Common stock, no par value; authorized 50,000,000 shares
   issued and outstanding, 10,754,889 and 10,746,040                                   44,637           44,630
Stock subscription notes receivable                                                      (350)            (338)
Accumulated deficit                                                                      (799)            (790)
                                                                                -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY                                                    43,488           43,502
                                                                                -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      56,613    $      55,695
                                                                                =============    =============

                              COFFEE PEOPLE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                   Twelve Weeks Ended                 Twenty Four Weeks Ended
                                            -------------------------------       ------------------------------
                                              December 12,     December 13,        December 12,     December 13,
                                                 1998              1997               1998              1997
                                            --------------    -------------       -------------    -------------
                                             (unaudited)       (unaudited)         (unaudited)      (unaudited)
REVENUES:
     Franchise revenue                      $        1,860    $       1,781       $       3,067    $       2,995
     Corporate store sales                           7,767            2,415              14,863            4,132
     Wholesale revenue                               5,384            5,943               9,460           10,973
                                            --------------    -------------       -------------    -------------
         Total revenues                             15,011           10,139              27,390           18,100

EXPENSES:
     Cost of goods sold                              6,566            5,024              12,217            9,189
     Store and other operating expenses              5,765            2,157              11,205            4,070
     Depreciation and amortization                     329              382                 808              732
     General and administrative expenses             1,152              780               2,210            1,529
Acquisition and integration expenses                    --               --                 799               --
                                            --------------    -------------       -------------    -------------
         Total expenses                             13,812            8,343              27,239           15,520
                                            --------------    -------------       -------------    -------------
Operating Income                                     1,199            1,796                 151            2,580
                                            --------------    -------------       -------------    -------------

Interest and other income                               23               59                  56              139
Interest expense                                       133               --                 225               --
                                            --------------    -------------       -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES                    1,089            1,855                 (18)           2,718

Provision (benefit) for income taxes                   477              798                  (9)           1,169
                                            --------------    -------------       -------------    -------------
NET INCOME (LOSS)                           $          612    $       1,057       $          (9)   $       1,549
                                            ==============    =============       ============     =============
NET INCOME (LOSS) PER SHARE -
     BASIC AND DILUTED                      $         0.06    $        0.14       $       (0.00)   $        0.21
                                            ==============    =============       ============     =============

Weighted average common
   shares - basic                                   10,755            7,461              10,753            7,461
Weighted average common and
   common equivalent shares
   outstanding - diluted                            10,760            7,461              10,764            7,461

                               COFFEE PEOPLE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Twenty Four Weeks Ended
                                                                           ----------------------------------
                                                                            December 12,       December 13,
                                                                                1998               1997
                                                                           -------------       --------------
Cash flows from operating activities:
   Net income (loss)                                                       $          (9)      $        1,549
     Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                                   808                  732
     Provision for uncollectible accounts                                            120                   --
     Deferred income taxes                                                           (74)                 680
     Interest income on stock subscription notes receivable                          (12)                  --
     Change in assets and liabilities, net of amounts acquired:
       Accounts receivable                                                        (2,042)              (4,241)
       Receivable from/due to related party                                         (519)                 285
       Inventories                                                                  (252)                (672)
       Prepaid expenses and other assets                                             (22)                  (8)
       Accounts payable                                                              586                   19
       Accrued liabilities                                                           (93)                (891)
       Accrual for store closures                                                   (132)                (264)
       Income taxes payable                                                           --                  489
       Franchisee deposits                                                           104                  (14)
       Deferred franchise fee income                                                (102)                 (28)
       Deferred rent expense                                                         (56)                   5
                                                                           -------------       --------------
                                                                                  (1,695)              (2,359)
                                                                           -------------       --------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                         (29)              (1,223)
   Proceeds from disposal of property, plant and equipment                            --                   98
   Additions to goodwill                                                             (25)                  --
                                                                           -------------       --------------
                                                                                     (54)              (1,125)
                                                                           -------------       --------------
Cash flows from financing activities:
   Proceeds on issuance of shares                                                      7                   --
   Stock redemption from Second Cup, Inc.                                            (12)                  --
   Borrowings under capital lease obligation                                         922                   --
   Payment on long-term debt                                                      (1,178)                  --
                                                                           -------------       --------------
                                                                                   1,151                   --
                                                                           -------------       --------------
Decrease in cash and cash equivalents                                               (598)              (3,484)

Cash and cash equivalents, beginning of period                                     2,822                7,281
                                                                           -------------       --------------
Cash and cash equivalents, end of period                                           2,224                3,797
                                                                           =============       ==============
Supplemental cash flow information
   Interest                                                                          236                   --
   Cash paid for income taxes                                                          7                   --

                               COFFEE PEOPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

As of December 12, 1998 and June 28, 1998.
                                               (unaudited)

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

Certain reclassifications of prior period amounts have been made to conform with the December 12, 1998 presentation.

NOTE 2.  INVENTORIES

Inventories consist of the following:

                                                  December 12,        June 27,
                                                      1998              1998
                                                  -------------    -------------
                                                   (unaudited)
Coffee:
     Unroasted                                    $       1,513    $       2,169
     Roasted                                                569              368
Other merchandise held for sale                             799              898
Supplies                                                  1,423              617
                                                  -------------    -------------
                                                  $       4,304    $       4,052
                                                  =============    =============

NOTE 3.  FRANCHISING STRATEGY

On September 1, 1998, the Company announced that it was adopting a franchising strategy in which it would offer existing Coffee People (Oregon) and Coffee Plantation stores for sale to franchisees as well as offering new franchise opportunities for these brands. As of the date of filing this Form 10-Q, the Company has sold one store and has entered into non-binding letters of intent to sell an additional six stores. There can be no assurance that the Company will be successful at selling any of its remaining stores, including the stores currently held under the non-binding letters of intent, or that it will be successful in franchising new stores.

As a result of the decision to hold all existing Coffee People (Oregon) and Coffee Plantation stores for sale, depreciation on these stores was suspended effective September 1, 1998. In addition, as of December 12, 1998, the Coffee People (Oregon) and Coffee Plantation store assets are stated at the lower of carrying value or fair market value less cost to sell. As of December 12, 1998, the net book value of all store property, plant and equipment held for sale totals $7,340,000.00. This amount is included in the net book value of property, plant and equipment of $12,240,000.00 on the Consolidated Balance Sheet.

NOTE 4.  SALE-LEASEBACK TRANSACTION

On November 24, 1998, the Company entered into a sale-leaseback transaction involving equipment at twelve company-operated Gloria Jean's retail stores. The $922,000 proceeds received by the Company from the lease transaction were used for general corporate purposes and working capital. The interest rate on the capital lease obligation is 10.5%. The capital lease assets are recorded in property, plant and equipment. At the end of the lease term, the Company has an option to purchase the equipment for the greater of fair market value or 10% of the lessor's original cost, or renew the lease for an additional eight months.

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

OVERVIEW

Coffee People, Inc. ("Coffee People" or the "Company") is the second largest specialty coffee retailer in the United States. On May 19, 1998, Coffee People ("Coffee People Old") combined with Gloria Jean's Inc. ("Gloria Jean's") in a transaction (the "Merger") in which Coffee People acquired all of the outstanding common stock of Gloria Jean's in exchange for the issuance of 7,460,679 shares of Coffee People common stock to Second Cup USA Holdings Ltd. ("Second Cup"), a wholly owned subsidiary of The Second Cup Ltd., giving Second Cup 69.5% ownership of the combined company. Following completion of the merger, Coffee People relocated its corporate offices from Beaverton, Oregon to Castroville, California, where Gloria Jean's offices are located.

The transaction has been accounted for as a reverse merger in which Gloria Jean's is treated as the accounting acquiror. As a result of this accounting treatment, the historical financial statements of Gloria Jean's became the historical financial statements of the combined company. Also consistent with this accounting treatment, the fiscal year end for Coffee People, Inc. was changed from December 31 to the last Saturday in June, to conform to the year-end used by Gloria Jean's. Because of the reverse merger accounting treatment, the financial results for the twelve and twenty-four week periods ended December 12, 1998 reflect the operations of the combined companies while the financial results for the twelve and twenty-four week periods ended December 13, 1997 reflect the operations of Gloria Jean's only.

As of December 12, 1998, the Company had 257 franchised and 25 company-operated stores operating under the Gloria Jean's name in 37 states, one U.S. territory, and six foreign countries, 26 company-operated stores operating under the Coffee People name in Oregon, and one franchised and 14 company-operated stores operating under the Coffee Plantation name in Arizona. The Company also operates a coffee roasting facility in Castroville, California.

Gloria Jean's retail outlets generally offer a full range of gourmet coffees, hot and cold beverages, teas, and food, as well as a variety of related gifts, supplies, equipment and accessories. Coffee People and Coffee Plantation stores sell coffee beverages, coffee beans, cookies, pastries and coffee related merchandise.

The Company previously announced plans to consolidate certain corporate functions and to restructure Coffee People Old's operations. To date, most Coffee People Old corporate employees have either been relocated to the Company's Castroville, California headquarters or have been terminated. Additionally, all coffee roasting is being performed at the Company's Castroville roasting facility.

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

TWELVE WEEKS ENDED DECEMBER 12, 1998 COMPARED TO TWELVE WEEKS ENDED DECEMBER 13, 1997

REVENUES. Total revenues increased 48.1% to $15,011,000 for the twelve week period ended December 12, 1998, from $10,139,000 for the same period in fiscal 1998. The increase in total revenues was due primarily to an increase in retail sales from company-operated stores.

Retail sales at company-operated stores increased 221.6% to $7,767,000 for the fiscal 1999 twelve week period from $2,415,000 in the fiscal 1998 twelve week period. The increase in retail sales was due primarily to sales of $5,702,000 at the Company's Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998.

Wholesale revenue consists primarily of sales of roasted coffee and other products and supplies to franchisees. Wholesale revenue decreased 9.4% to $5,384,000 for the twelve weeks ended December 12, 1998 from $5,943,000 for the same twelve week period in fiscal 1998. The decrease was primarily due to decreased sales to franchised stores as a result of lower sales volume.

Franchise revenue consists primarily of initial franchise fees and royalties received by the Company on sales made at each Gloria Jean's and Coffee Plantation franchise location. Franchise revenues increased 4.4% to $1,860,000 for the twelve week period ended December 12, 1998 from $1,781,000 for the same twelve week period in fiscal 1998. The reason for this increase was primarily the addition of a Coffee Plantation initial franchise fee and royalties of $52,000. This was offset slightly by a 0.7% decrease in domestic royalties of $1,550,000 in the twelve week period ended December 12, 1998 compared to $1,562,000 for the same period in fiscal 1998. The decrease in domestic royalties was due to lower comparable store sales and fewer franchised stores.

COSTS AND EXPENSES. Cost of goods sold increased 30.7% to $6,566,000 for the twelve weeks ended December 12, 1998, from $5,024,000 in the same period of fiscal 1998, due to increases associated with the increase in retail sales attributed to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998. Cost of goods sold as a percentage of corporate store sales and wholesale revenue decreased to 49.9% in the twelve week period ended December 12, 1998, from 60.1% in the twelve week period ended December 13, 1997. The decrease was due primarily to a more favorable cost relationship associated with retail sales generated at the Company's Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998. Product costs as a percentage of retail sales are lower at Coffee People (Oregon) and Coffee Plantation stores than at Gloria Jean's company-operated stores due to differences in the product mix.

Store and other operating expenses increased 167.3% to $5,765,000 in the twelve week period ended December 12, 1998, from $2,157,000 in the same period of fiscal 1998. The increase was due primarily to store operating expenses attributed to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998, increased store operating expenses at Gloria Jean's company-operated stores, and increased franchise administration expenses necessary to support the planned growth in the franchise business. As a percentage of total revenues, store and other operating expenses increased to 38.4% in the fiscal 1999 twelve week period from 21.3% in the fiscal 1998 twelve week period.

On September 1, 1998, the Company announced that it was adopting a franchising strategy in which it would offer existing Coffee People (Oregon) and Coffee Plantation stores for sale to franchisees as well as offering new franchise opportunities for these brands. As a result of this decision, depreciation of Coffee People (Oregon) and Coffee Plantation stores was suspended effective September 1, 1998. Additionally, depreciation on Gloria Jean's company-operated stores was suspended at the end of fiscal year 1998 in recognition of this strategy. Therefore, primarily as a result of this strategy, depreciation and amortization, as a percentage of revenues, decreased to 2.2% for the twelve-week period ended December 12, 1998 from 3.8% in the same twelve-week period of fiscal 1998. For the twelve-week period ended December 12, 1998, depreciation and amortization expense decreased to $329,000 compared to $382,000 in the same period in fiscal 1998. The decrease in depreciation was due primarily to the suspension of depreciation at the Gloria Jean's company-operated stores.

General and administrative expenses increased 47.7% to $1,152,000 in the twelve-week period ended December 12, 1998 from $780,000 in the same period of fiscal 1998 primarily as a result of general and administrative infrastructure acquired as part of the Coffee People acquisition completed in May 1998. As a percentage of total revenues, general and administrative expenses remained constant at 7.7% in the fiscal 1999 twelve-week period compared to the same period in fiscal 1998.

INTEREST INCOME. Interest income as a percentage of total revenues decreased to 0.2% for the twelve week period ended December 12, 1998 from 0.6% for the same period in fiscal 1998, due to the overall increase in revenues and a reduction in cash balances available for short-term investment in interest-bearing instruments.

INTEREST EXPENSE. Interest expense as a percentage of total revenues increased to 0.9% for the twelve week period ended December 12, 1998 from 0.0% for the same period in fiscal 1998. The increase is as a result of interest incurred on long-term debt obligations acquired as part of the Coffee People acquisition on May 19, 1998, and additional borrowings under its line of credit and bank debt facilities.

INCOME TAXES. The provision for income taxes was $477,000 for the twelve week period ended December 12, 1998, compared to $798,000 for the same period in fiscal 1998. The effective tax rates of 43.8% for the twelve week period ended December 12, 1998 and 43.0% for the twelve week period ended December 13, 1997, result from federal and state income taxes and nondeductible goodwill amortization.

TWENTY-FOUR WEEKS ENDED DECEMBER 12, 1998 COMPARED TO TWENTY-FOUR WEEKS ENDED DECEMBER 13, 1997

REVENUES. Total revenues increased 51.3% to $27,390,000 for the twenty-four week period ended December 12, 1998, from $18,100,000 for the same period in fiscal 1998. The increase in total revenues was due primarily to an increase in retail sales from company-operated stores, offset by a decrease in wholesale revenue.

Retail sales at company-operated stores increased 259.7% to $14,863,000 for the fiscal 1999 twenty-four week period from $4,132,000 in the fiscal 1998 twenty-four week period. The increase in retail sales was due primarily to sales of $11,135,000 at the Company's Coffee People Oregon and Coffee Plantation stores acquired on May 19, 1998.

Wholesale revenue consists primarily of sales of roasted coffee and other products and supplies to franchisees. Wholesale revenue decreased 13.8% to $9,460,000 for the twenty-four weeks ended December 12, 1998 from $10,973,000 for the same twenty-four week period in fiscal 1998. The decrease was primarily due to decreased sales to franchise stores as a result of lower sales volume and a decrease in the amount of Christmas holiday gift packs produced and indirectly sold to franchisees during the twenty-four week period ended December 12, 1998 compared to the same period in fiscal 1998.

Franchise revenue consists primarily of initial franchise fees and royalties received by the Company on sales made at each franchise location. Franchise revenue increased 2.4% to $3,067,000 for the twenty-four week period ended December 12, 1998 from $2,995,000 for the same twenty-four week period in fiscal 1998. The components of this increase were the addition of a Coffee Plantation initial franchise fee and royalties of $52,000 and a 2.3% increase in royalties. Royalty revenues increased from $2,555,000 to $2,614,000 due primarily to the addition of 8 international stores, offset by a decrease of 6 domestic stores. This was offset slightly by a decrease in franchise fees which were $401,000 in the twenty-four week period ended December 12, 1998 compared to $441,000 for the same period in fiscal 1998. The decrease in franchise fees was due to a decrease of two new franchised stores during the twenty-four week period of fiscal year 1999 compared to fiscal year 1998.

COSTS AND EXPENSES. Cost of goods sold increased 33.0% to $12,217,000 for the twenty-four weeks ended December 12, 1998, from $9,189,000 in the same period of fiscal 1998, due to increases associated with the increase in retail sales attributed to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998. Cost of goods sold as a percentage of corporate store sales and wholesale revenue decreased to 50.2% in the twenty-four week period ended December 12, 1998, from 60.8% in the twenty-four week period ended December 13, 1997. The decrease was due primarily to a more favorable cost relationship associated with retail sales generated at the Company's Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998.

Store and other operating expenses increased 175.3% to $11,205,000 in the twenty-four week period ended December 12, 1998, from $4,070,000 in the same period of fiscal 1998. The increase was due primarily to store operating expenses attributable to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998, increased store operating expenses at Gloria Jean's company-operated stores, and increased franchise administration expenses necessary to support the planned growth in the franchise business. As a percentage of total revenues, store and other operating expenses increased to 40.9% in the fiscal 1999 twenty-four week period from 22.5% in the fiscal 1998 twenty-four week period.

Depreciation and amortization increased 10.4% to $808,000 in the twenty-four week period ended December 12, 1998 from $732,000 in the twenty-four week period ended December 13, 1997. Depreciation increased primarily due to an increase in goodwill amortization resulting from the reverse merger with Gloria Jean's. As a percentage of total revenues, depreciation and amortization expense decreased to 2.9% for the twenty-four week period ended December 12, 1998 from 4.0% in the same twenty-four week period of fiscal 1998. The decrease in depreciation was due primarily to the suspension of depreciation at the Gloria Jean's company-operated stores.

General and administrative expenses increased 44.5% to $2,210,000 in the twenty-four week period ended December 12, 1998 from $1,529,000 in the same period of fiscal 1998 primarily as a result of general and administrative infrastructure acquired as part of the Coffee People acquisition completed in May 1998. As a percentage of total revenues, general and administrative expenses remained relatively constant at 8.1% in the fiscal 1999 twenty-four week period compared to 8.4% for the same period in fiscal 1998.

Acquisition and integration expenses of $799,000 in the fiscal 1999 twenty-four week period consist of one-time costs associated with integrating Coffee People operations and a portion of costs associated with exiting certain Coffee People activities, including relocating and/or terminating Coffee People's employees at the Portland headquarters and franchising Coffee People (Oregon) and Coffee Plantation retail stores.

INTEREST INCOME. Interest income as a percentage of total revenues decreased to 0.2% for the twenty-four week period ended December 12, 1998 from 0.8% for the same period in fiscal 1998, due to the overall increase in revenues and a reduction in cash balances available for short-term investment in interest-bearing instruments.

INTEREST EXPENSE. Interest expense as a percentage of total revenues increased to 0.8% for the twenty-four week period ended December 12, 1998 from 0.0% for the same period in fiscal 1998, as a result of interest incurred on long-term debt obligations acquired as part of the Coffee People acquisition on May 19, 1998.

INCOME TAXES. The benefit for income taxes was $9,000 for the twenty-four week period ended December 12, 1998, compared to a provision for income taxes of $1,169,000 for the same period in fiscal 1998. The effective tax rates of 50.0% for the twenty-four week period ended December 12, 1998 and 43.0% for the twenty-four week period ended December 13, 1997, result from federal and state income taxes and nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

As of December 12, 1998, all seven of the Coffee People (Oregon) stores located outside of Oregon that Coffee People had identified for closure or disposition in its quarter ended June 30, 1997 had been closed. Of these stores, three had been sold and their store leases assigned and one store lease had been terminated by agreement. The Company identified eight Gloria Jean's stores for disposal during fiscal year 1997. Five were disposed of during fiscal year 1998 pursuant to lease termination agreements. Of the three remaining Gloria Jean's stores, one was disposed of after June 27, 1998 pursuant to a lease termination agreement and two remain open. The Company continues to make payments on the lease obligations for the three remaining Coffee People stores and for the two remaining Gloria Jean's stores. The Company will continue to make cash outlays for these stores for such items as rent, utilities and insurance until such time as it is able to sell the stores or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the leases. Such costs are charged against the accrual for store closures. There can be no assurance that the Company will be successful at selling these stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If the Company is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases. The Company is working with local real estate brokers to market, re-lease or sublease these stores. The lease terms for these stores range from two and one-half to nine years with expiration dates ranging from January 2001 through May 2007. Minimum future rental payments as of December 12, 1998 under the five leases total $1,317,000.

As of December 12, 1998, the Company had $2,224,000 in cash and equivalents.

The Company had working capital of $6,996,000 as of December 12, 1998, as compared to working capital of $5,277,000 at June 27, 1998.

For the twenty-four week period ended December 12, 1998, cash used by operating activities was $1,695,000, as compared to cash used by operating activities of $2,259,000 for the same period in fiscal 1998.

For the twenty-four week periods ended December 12, 1998 and December 13, 1997, net cash used in investing activities was $54,000 and $1,125,000, respectively, primarily as a result of the purchase of property, plant and equipment.

For the twenty-four week period ended December 12, 1998, the Company had net cash provided by financing activities of $1,151,000, primarily as a result of borrowings under long-term debt in the amount of $1,400,000, offset by principal payments on long-term debt in the amount of $1,178,000. For the twenty-four week period ended December 13, 1997, the Company had neither cash used or generated by financing activities.

The Company has a line of credit with one of its primary banks providing for borrowings through August 1, 1999 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's reference rate (7.75% as of December 12, 1998) and are secured by substantially all of Coffee People assets, including accounts receivable, inventories, trade fixtures and equipment. As of December 12, 1998, there were no borrowings outstanding under the line of credit; however, $73,000 of the line was reserved for a letter of credit dated September 1998.

Contemporaneously with the closing of the Merger, Coffee People entered into a loan agreement with The Second Cup Ltd., which provides for a credit facility of up to $4,000,000 over a five year term. The facility expires May 19, 2003. The interest rate for amounts drawn under the line is 11.5%. As of December 12, 1998, the Company had borrowed $1,000,000 under this agreement.

On November 24, 1998, the Company entered into a sale-leaseback transaction involving equipment at twelve company-operated Gloria Jean's retail stores. The $922,000 proceeds received by the Company from the lease transaction were used for general corporate purposes and working capital. The interest rate on the capital lease obligation is 10.5%. The capital lease assets are recorded in property, plant and equipment. At the end of the lease term, the Company has an option to purchase the equipment for the greater of fair market value or 10% of the lessor's original cost, or renew the lease for an additional eight months.

Coffee People believes that anticipated cash flow from operations, existing cash and bank debt and the credit facility will be sufficient to meet its cash requirements through the end of the next twelve months.

SEASONALITY

The Company's business is subject to seasonal fluctuations, due to seasonal changes and general economic conditions, among other factors. Historically, net sales from Coffee People (Oregon) stores have been highest during the first and fourth fiscal quarters, which include the spring and summer months. Historically, Gloria Jean's highest sales and earnings have occurred in the second and third fiscal quarters which include the peak holiday shopping months. Coffee Plantation sales are also seasonal with higher sales and earnings occurring in the second and third fiscal quarters when the weather is cooler and more favorable to drinking hot beverages. In addition, quarterly results have, and in the future are likely to be, substantially affected by the timing of new store openings. Because of the seasonality of Gloria Jean's business and the impact of new store openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for an entire year.

YEAR 2000

The "Year 2000 Problem" refers to the possible failure of many computer systems that may arise as a result of many existing computer programs using only the last two digits to refer to a year. The Company has undertaken an initial review of the potential effects on it of the Year 2000 problem. These potential problems are being addressed on a system-by-system basis.

The Company has determined that its general accounting system (which includes invoicing, accounts receivable and inventory control) must be upgraded to make the system Year 2000 compliant. The Company estimates that the cost of upgrading the accounting system will be approximately $10,000 and that the upgrade will be completed before the end of the current fiscal year. As of December 12, 1998, the Company had expended approximately $5,000 to remedy this problem.

The Company is continuing to review its information technology ("IT") hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. The review process entails evaluation of hardware/software and testing. The Company believes its IT review will be completed by the end of the current fiscal year. While the review process is ongoing, the Company believes that the cost to bring its IT systems into Year 2000 compliance will be under $50,000 and it does not foresee any material difficulties with completing the necessary changes prior to January 1, 2000.

The Company expects that its review of non-IT systems (including voice communications and security) will be completed before the end of the current fiscal year. The estimated cost to remedy non-IT systems is not expected to be material.

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

The third parties whose Year 2000 problems could have the greatest effect on the Company are believed by the Company to be banks that maintain the Company's depository accounts and credit card processing systems, the company that processes the Company's payroll and which maintains the Company's human resource databases, and companies that supply or distribute coffee beans and other goods. The Company is in the process of confirming the state of Year 2000 readiness of these parties. It is anticipated the Company will complete this process prior to the end of the fiscal year.

The Company is in the process of developing a "contingency plan" to address potential Year 2000 problems. The contingency plan is anticipated to be completed prior to the end of the fiscal year.

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

In order to avoid speculation on spot coffee prices, the Company typically undertakes to lock in the cost of a portion of its future coffee purchases by entering into contracts to purchase green coffee over future periods at fixed prices, or at future prices to be determined within one to 12 months from the time of the actual purchase. At December 12, 1998, these purchase commitments totaled approximately $2,630,000 for approximately 2,190,000 pounds of green coffee, at an average contract cost per pound of $1.20. These commitments together with existing inventory represent approximately 96% of the Company's estimated coffee requirements through

December 11, 1999. These commitments are not currently favorable to market at December 12, 1998 as the current market price for a pound of green coffee is approximately $1.15 per pound. The Company does not use commodity based financial instruments to hedge coffee purchases.

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

The Company's principal market risk with respect to its financial debt instruments is to changes in the prime rate charged by major banks in the United States and to other benchmark rates to which interest rates under the Company's loan agreements may be tied. In June 1998, the Company elected to have a portion of its term loan with Bank of America bear interest at 2.25% over the Interbank Offered Rate ("IBOR rate"), an offshore rate used by the Bank that is similar to the London Interbank Offered Rate (LIBOR rate). Under the current arrangement, this rate will be adjusted periodically. On December 8, 1998, the Company elected to have the interest rate on $3,000,000 of its term loan continue to be referenced to the IBOR rate. The rate on $2,000,000 and $1,000,000 has been fixed at 7.5625% and 7.25%, respectively, through February 8, 1999. The rate on the remaining balance of $1,100,000 is 8.25% (0.5% over the bank's prime rate of 7.75% as of December 12, 1998). At December 12, 1998, a 100 basis point increase in the IBOR rate would result in additional interest expense of $41,000 on an annualized basis. A return to the 8.25% floating rate tied to the prime rate (7.75% at December 12, 1998) would have a similar impact on the Company's results of operations.


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

Yamane Enterprises, et al. v. Kona Kai Farms, Inc., Regton Companies, Inc., Starbucks Corp., Peet's Coffee and Tea, Inc., Gloria Jean's Gourmet Coffees Corp. (the "Kona litigation"). On or about October 23, 1998, the plaintiffs filed an action virtually identical to the action described above in the Sugai Products case. Defendants, including Gloria Jean's have moved to consolidate this action with the Sugai Products case. The motion is presently pending.

Patrick, et al., v. Kona Kai Farms, Inc., Regton Companies, Inc., Starbucks Corp., Peet's Coffee and Tea, Inc., Gloria Jean's Gourmet Coffees Corp. (the "Kona litigation"). In an action filed in the Superior Court of the State of California, County of San Diego, four named plaintiffs, on behalf of themselves and the general public, has sued Gloria Jean's and numerous other retail and non-retail defendants alleging violations of California Business and Professions Code and common law unfair business practices, arising out of the alleged sale of Panamanian coffee as Kona coffee.

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

Charles Walker, Phyllis Jean Walker, Buckeye's Best Bean Corp. d/b/a Gloria Jean's Gourmet Coffee v. Gloria Jean's Gourmet Coffees Franchising Corp. et al. On or about December 9, 1998, Charles Walker, Phyllis Jean Walker and Buckeye's Best Bean Corp. (the "Walkers") filed a Demand for Arbitration in Cincinnati, Ohio against the Company alleging common law fraud, negligent misrepresentation, violations of the Ohio Business Opportunity Purchasers Protection Act, violations of the Illinois Franchise Act and breach of contract. The Walkers also asserted claims for unjust enrichment and punitive damages. These claims all allegedly arise from the Company's sale of a former Company store to the Walkers in or around May of 1995. The Walkers are seeking damages in excess of $500,000.00. The parties agreed to transfer the arbitration to Chicago, Illinois pursuant to the terms of the parties' Arbitration Agreement. On or about December 18, 1998, the Walkers filed an Amended Demand for Arbitration containing similar allegations to the first and demanding the same relief.


Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of Coffee People, Inc. on November 24, 1998, the stockholders voted on three proposals. The first was a proposal to elect Michael Bregman, Alton McEwen, Douglas L. Ayer, Robert M. Haft, Gary Talboy, and Kathy A. Welsh as directors of Coffee People, Inc. The following table sets forth the votes in such election:

                                                                  Percent                       Percent
                                                    For            Voted         Withheld         Voted
                                                 ---------        -------        --------       -------
Michael Bregman                                  8,061,035         98.84           94,701         1.16
Alton McMcEwen                                   8,061,035         98.84           94,701         1.16
Douglas L. Ayer                                  8,048,912         98.69          106,824         1.31
Robert M. Haft                                   8,046,735         98.66          109,001         1.34
Gary Talboy                                      8,061,035         98.84           94,701         1.16
Kathy A. Welsh                                   8,049,835         98.70          105,901         1.30

The shareholders voted on a proposal to change the state of incorporation from Oregon to Delaware. The following table sets forth the votes in such election:

                                                   Percentage of
                                    Votes           Outstanding
                                 ---------         -------------
For                              8,055,750              74.90
Against                             99,166               0.92
Abstain                                820               0.01
Broker non-votes                         0               0.00
Other unvoted                    2,599,153              24.17

The shareholders also voted on a proposal to amend the 1998 stock incentive plan. The following table sets forth the votes in such election:

                                                   Percentage of
                                    Votes           Outstanding
                                 ---------         -------------
For                              7,759,831              72.15
Against                            392,730               3.65
Abstain                              3,175               0.03
Broker non-votes                         0               0.00
Other unvoted                    2,599,153              24.17

All nominees were elected by a majority of shareholders. Additionally, the proposal to change the state of incorporation from Oregon to Delaware and the proposal to amend the 1998 stock incentive plan were approved by a majority of shareholders.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

    EXHIBIT NO.   DESCRIPTION
    -----------   -----------
      10.27       Lease Agreement, dated November 24, 1998, between Gloria Jean's, Inc., and
                  Total Lease Concepts.
      27          Financial Data Schedule

(b)      Reports on Form 8-K

                  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COFFEE PEOPLE, INC.



/s/ Mark J. Archer                                   Dated: January 26, 1999
-----------------------------------------
Mark J. Archer
Executive Vice President,
Chief Financial Officer and Secretary

Signing on behalf of the registrant and
as principal financial officer