Form 10-Q
period 1999-03-06
COFFEE PEOPLE INC
filed 1999-04-20
CIK 925908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 6, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 16, 1999, there were 10,762,757 shares of the registrant's Common Stock outstanding.

                                      TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION                                                 PAGE


Item 1.        Financial Statements...................................................1

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operation..................................5

Item 3.        Quantitative and Qualitative Disclosures about
                  Market Risk........................................................13



PART II        OTHER INFORMATION


Item 1.        Legal Proceedings.....................................................14

Item 6.        Exhibits and Reports on Form 8-K......................................14


Signature ...........................................................................15


                               COFFEE PEOPLE, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 6,          JUNE 27,
                                                                                     1999             1998
                                                                                 (UNAUDITED)
                                                                                   --------         --------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  2,773         $  2,822
    Accounts receivable, net                                                          3,149            3,262
    Inventories                                                                       3,722            4,052
    Prepaid expenses and other assets                                                   926              713
    Deferred income taxes                                                             2,427            2,621
                                                                                   --------         --------
        TOTAL CURRENT ASSETS                                                         12,997           13,470

Property, plant and equipment, net                                                   12,262           12,711
Goodwill, net                                                                        25,530           25,967
Other assets                                                                            114              113
Deferred income taxes                                                                 3,385            3,434
                                                                                   --------         --------

        TOTAL ASSETS                                                               $ 54,288         $ 55,695
                                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                              $  1,237         $  1,279
    Current portion of capital lease obligations                                        119               --
    Accounts payable                                                                  1,795            1,421
    Payable to related party                                                             --              984
    Accrued liabilities                                                               1,827            2,572
    Accrual for store closures                                                        1,102            1,291
    Franchisee deposits                                                                 538              459
    Deferred franchise fee income                                                        94              187
                                                                                   --------         --------

        TOTAL CURRENT LIABILITIES                                                     6,712            8,193

Long-term debt                                                                        2,727            3,798
Capital lease obligations                                                               784               --
Deferred rent expense                                                                   146              202

STOCKHOLDERS' EQUITY
Preferred stock, no par value; authorized 10,000,000 shares
  none issued or outstanding                                                             --               --
Common stock, no par value; authorized 50,000,000 shares
  issued and outstanding, 10,762,757 and 10,746,040                                  44,659           44,630
Stock subscription notes receivable                                                    (350)            (338)
Accumulated deficit                                                                    (390)            (790)
                                                                                   --------         --------

        TOTAL STOCKHOLDERS' EQUITY                                                   43,919           43,502
                                                                                   --------         --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 54,288         $ 55,695
                                                                                   ========         ========

                               COFFEE PEOPLE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  TWELVE WEEKS ENDED          THIRTY SIX WEEKS ENDED
                                                ----------------------        ----------------------
                                                MARCH 6,      MARCH 7,        MARCH 6,       MARCH 7,
                                                  1999          1998            1999           1998
                                                -------        -------        -------        -------
                                               (unaudited)   (unaudited)     (unaudited)    (unaudited)
REVENUES:
    Franchise revenue                           $ 1,689        $ 1,589        $ 4,756        $ 4,584
    Corporate store sales                         7,566          2,759         22,429          6,891
    Wholesale revenue                             3,484          3,047         12,944         14,020
                                                -------        -------        -------        -------

        Total revenues                           12,739          7,395         40,129         25,495
                                                -------        -------        -------        -------

EXPENSES:
    Cost of goods sold                            5,560          3,704         18,384         13,210
    Store and other operating expenses            5,007          1,982         15,605          5,735
    Depreciation and amortization                   345            377          1,152          1,109
    General and administrative expenses             842            602          3,052          2,131
    Acquisition and integration expenses            151             --            950             --
                                                -------        -------        -------        -------

        Total expenses                           11,905          6,665         39,143         22,185
                                                -------        -------        -------        -------

OPERATING INCOME                                    834            730            986          3,310

Interest and other income                            36             69             92            207
Interest expense                                    143             --            368             --
                                                -------        -------        -------        -------

INCOME BEFORE INCOME TAXES                          727            799            710          3,517

Provision for income taxes                          319            343            310          1,512
                                                -------        -------        -------        -------

NET INCOME                                      $   408        $   456        $   400        $ 2,005
                                                =======        =======        =======        =======


NET INCOME PER SHARE - BASIC
    AND DILUTED                                 $  0.04        $  0.06        $  0.04        $  0.27
                                                =======        =======        =======        =======


Weighted average common
  shares outstanding - basic                     10,761          7,461         10,755          7,461

Weighted average common and
  common equivalent shares
  outstanding - diluted                          10,776          7,461         10,771          7,461

                               COFFEE PEOPLE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Thirty Six Weeks Ended
                                                                      ----------------------
                                                                      March 6,        March 7,
                                                                        1999            1998
                                                                      -------         -------
                                                                      (unaudited)    (unaudited)
Cash flows from operating activities:
  Net income                                                          $   400         $ 2,005
    Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                       1,152           1,109
    Provision for uncollectible accounts                                  190              --
    Deferred income taxes                                                 243             880
    Interest income on stock subscription notes receivable                (12)             --
    Change in assets and liabilities, net of amounts acquired:
      Accounts receivable                                                 (77)            (88)
      Receivable from/due to related party                               (984)            312
      Inventories                                                         330            (503)
      Prepaid expenses and other assets                                  (214)            221
      Accounts payable                                                    374            (247)
      Accrued liabilities                                                (745)           (603)
      Accrual for store closures                                         (189)           (264)
      Franchisee deposits                                                  79              76
      Deferred franchise fee income                                       (93)            (28)
      Deferred rent expense                                               (56)              5
                                                                      -------         -------
                                                                          398           2,875
                                                                      -------         -------

Cash flows from investing activities:
  Purchase of property, plant and equipment                              (752)         (1,400)
  Proceeds from disposal of property, plant and equipment                 511              98
  Additions to goodwill                                                   (25)             --
                                                                      -------         -------
                                                                         (266)         (1,302)
                                                                      -------         -------

Cash flows from financing activities:
  Proceeds on issuance of shares                                           29              --
  Borrowings under capital lease obligation                               922              --
  Borrowings under long-term debt                                       1,412              --
  Payment on capital lease obligation                                     (19)             --
  Payment on long-term debt                                            (2,525)             --
                                                                      -------         -------
                                                                         (181)             --
                                                                      -------         -------

Decrease in cash and cash equivalents                                     (49)          1,573

Cash and cash equivalents, beginning of period                          2,822           7,281
                                                                      -------         -------

Cash and cash equivalents, end of period                                2,773           8,854
                                                                      =======         =======

Supplemental cash flow information
  Interest                                                                297              --
  Cash paid for income taxes                                               26              --

                               COFFEE PEOPLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

As of March 6, 1999 and June 28, 1998.
                                   (unaudited)

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

Certain reclassifications of prior period amounts have been made to conform with the March 6, 1999 presentation.

NOTE 2.  INVENTORIES

Inventories consist of the following:

                                       March 6,       June 27,
                                        1999            1998
                                     (unaudited)
                                       ------        ------
Coffee:
    Unroasted                          $1,429        $2,169
    Roasted                               289           368
Other merchandise held for sale           703           898
Supplies                                1,301           617
                                       ------        ------
                                       $3,722        $4,052
                                       ======        ======


NOTE 3.  FRANCHISING STRATEGY

On September 1, 1998, the Company announced that it was adopting a franchising strategy in which it would offer existing Coffee People (Oregon) and Coffee Plantation stores for sale to franchisees as well as offering new franchise opportunities for these brands.

As a result of the decision to hold all existing Coffee People (Oregon) and Coffee Plantation stores for sale, depreciation on these stores was suspended effective September 1, 1998. In addition, as of March 6, 1999, the Coffee People (Oregon) and Coffee Plantation store assets are stated at the lower of carrying value or fair market value less cost to sell. As a result of the proposed and pending merger with Diedrich Coffee, Inc., the Company has temporarily deferred execution of this strategy. (See Note 5)

NOTE 4.  SALE-LEASEBACK TRANSACTION

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

NOTE 5.  DIEDRICH COFFEE, INC. MERGER

On March 16, 1999, Coffee People, Inc. entered into an Agreement and Plan of Merger with Diedrich Coffee, Inc. (NASDAQ:DDRX). Pursuant to the merger agreement, Coffee People has agreed to merge with a subsidiary of Diedrich Coffee. After the merger is effective Coffee People will be a wholly owned subsidiary of Diedrich Coffee. Under the terms of the merger agreement, Coffee People shareholders will receive $17.75 million in cash, 1,500,000 shares of Diedrich Coffee common stock, and an additional $5.25 million in cash or a combination of cash and stock based on the net proceeds of a public equity offering planned by Diedrich Coffee prior to the completion of the merger. Closing of the merger is subject to a number of conditions, including completion of the public equity offering by Diedrich Coffee upon certain specified terms, receipt of regulatory approvals and approval by the shareholders of Coffee People and Diedrich Coffee. If these conditions are met, the transaction is expected to close during July 1999.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of the federal securities law and involves a number of risks and uncertainties. Actual results and trends may differ materially from the statements contained in this discussion, depending on a variety of factors. Such factors include, but are not limited to, the Company's ability to execute its franchising strategy; the price and availability of green coffee; effects of competition; availability of additional capital; changes in applicable government regulations as they pertain to franchising; ability to attract and retain key personnel; and other risks detailed in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 24, 1998.

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

The transaction has been accounted for as a reverse merger in which Gloria Jean's is treated as the acquiror for financial statement purposes. As a result of this accounting treatment, the historical financial statements of Gloria Jean's became the historical financial statements of the combined company. Also consistent with this accounting treatment, the fiscal year end for Coffee People, Inc. was changed from December 31 to the last Saturday in June, to conform to the year-end used by Gloria Jean's. Because of the reverse merger accounting treatment, the financial results for the twelve and thirty-six week periods ended March 6, 1999 reflect the operations of the combined companies while the financial results for the twelve and thirty-six week periods ended March 7, 1998 reflect the operations of Gloria Jean's only.

As of March 6, 1999, the Company had 254 franchised and 26 company-operated stores operating under the Gloria Jean's name in 38 states, one U.S. territory, and six foreign countries, 26 company-operated stores operating under the Coffee People name in Oregon, and one franchised and 13 company-operated stores operating under the Coffee Plantation name in Arizona. The Company also operates a coffee roasting facility in Castroville, California.

Gloria Jean's retail outlets generally offer a full range of gourmet coffees, hot and cold beverages, teas, and food, as well as a variety of related gifts, supplies, equipment and accessories. Coffee People and Coffee Plantation stores sell coffee beverages, coffee beans, cookies, pastries and coffee related merchandise. Certain Coffee Plantation stores also offer an expanded menu including soups, salads and light meals.

The Company previously announced plans to consolidate certain corporate functions and to restructure Coffee People Old's operations. To date, all Coffee People Old corporate positions have either been moved to the Company's Castroville, California headquarters or have been eliminated. Additionally, all coffee roasting for Gloria Jean's, Coffee People (Oregon) and Coffee Plantation is being performed at the Company's Castroville roasting facility.

On October 27, 1998, the Company announced that it had engaged an investment advisor to identify and evaluate alternatives to enhance shareholder value and that it was involved in discussions with several other specialty coffee companies about possible strategic combinations.

On March 16, 1999, Coffee People, Inc. entered into an Agreement and Plan of Merger with Diedrich Coffee, Inc. (See note 5). Pursuant to the merger agreement, Coffee People has agreed to merge with a subsidiary of Diedrich Coffee. After the merger is effective Coffee People will be a wholly owned subsidiary of Diedrich Coffee. Closing of the merger is subject to a number of conditions, including completion of the public equity offering by Diedrich Coffee upon certain specified terms, receipt of regulatory approvals and approval by the shareholders of Coffee People and Diedrich Coffee. If these conditions are met, the transaction is expected to close during July 1999.

TWELVE WEEKS ENDED MARCH 6, 1999 COMPARED TO TWELVE WEEKS ENDED MARCH 7, 1998

REVENUES. Total revenues increased 72.3% to $12,739,000 for the twelve-week period ended March 6, 1999, from $7,395,000 for the same period in fiscal 1998. The increase in total revenues was due primarily to an increase in retail sales from company-operated stores.

Retail sales at company-operated stores increased 174.2% to $7,566,000 for the fiscal 1999 twelve-week period from $2,759,000 in the fiscal 1998 twelve-week period. The increase in retail sales was due primarily to sales of $5,428,000 at the Company's Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998.

Wholesale revenue consists primarily of sales of roasted coffee and other products and supplies to franchisees. Wholesale revenue increased 14.3% to $3,484,000 for the twelve weeks ended March 6, 1999 from $3,047,000 for the same twelve-week period in fiscal 1998. The increase was primarily due to higher coordination fees.

Franchise revenue consists primarily of initial franchise fees and royalties received by the Company on sales made at each Gloria Jean's and Coffee Plantation franchise location. Franchise revenues increased 6.3% to $1,689,000 for the twelve-week period ended March 6, 1999 from $1,589,000 for the same twelve-week period in fiscal 1998. The reason for this increase was primarily the final of three payments for a territory fee from an international franchisee in the amount of $150,000 and transfer and development fees in the amount of $50,000, offset by an 8.4% decrease in domestic royalties to $1,398,000 in the twelve week period ended March 6, 1999 compared to $1,526,000 for the same period in fiscal 1998. The decrease in domestic royalties was due to lower comparable store sales.

COSTS AND EXPENSES. Cost of goods sold increased 50.1% to $5,560,000 for the twelve weeks ended March 6, 1999, from $3,704,000 in the same period of fiscal 1998, due to increases associated with the increase in retail sales attributed to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998. Cost of goods sold as a percentage of corporate store sales and wholesale revenue decreased to 50.3% in the twelve week period ended March 6, 1999, from 63.8% in the twelve week period ended March 7, 1998. The decrease was due primarily to a more favorable cost relationship associated with retail sales generated at the Company's Coffee People (Oregon) and Coffee Plantation stores. Product costs as a percentage of retail sales are lower at Coffee People (Oregon) and Coffee Plantation stores than at Gloria Jean's company-operated stores due to differences in the product mix.

Store and other operating expenses increased 152.6% to $5,007,000 in the twelve-week period ended March 6, 1999, from $1,982,000 in the same period of fiscal 1998. Of the $3,025,000 increase, $2,715,000 was due to store operating expenses attributed to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998. As a percentage of total revenues, store and other operating expenses increased to 39.3% in the fiscal 1999 twelve-week period from 26.8% in the fiscal 1998 twelve week period.

On September 1, 1998, the Company announced that it was adopting a franchising strategy in which it would offer existing Coffee People (Oregon) and Coffee Plantation stores for sale to franchisees as well as offering new franchise opportunities for these brands. As a result of this decision, depreciation of Coffee People (Oregon) and Coffee Plantation stores was suspended effective September 1, 1998. Additionally, depreciation on Gloria Jean's company-operated stores was suspended at the end of fiscal year 1998 in recognition of this strategy. Therefore, primarily as a result of this strategy, depreciation and amortization, as a percentage of revenues, decreased to 2.7% for the twelve-week period ended March 6, 1999 from 5.1% in the same twelve-week period of fiscal 1998. For the twelve-week period ended March 6, 1999, depreciation and amortization expense decreased to $345,000 compared to $377,000 in the same period in fiscal 1998.

General and administrative expenses increased 39.9% to $842,000 in the twelve-week period ended March 6, 1999 from $602,000 in the same period of fiscal 1998. In 1998 the Company received reimbursement for pre-merger related expenses in the amount of $276,000 from Brothers Gourmet Coffee. As a result of this reimbursement, general and administrative expenses decreased to 6.6% in the fiscal 1999 twelve-week period compared to 8.1% for the same period in fiscal 1998.

Acquisition and integration expenses of $151,000 in the fiscal 1999 twelve-week week period consist of costs associated with the anticipated merger with Diedrich Coffee. It is anticipated additional expenses will be incurred relating to the planned merger.

INTEREST AND OTHER INCOME. Interest income as a percentage of total revenues decreased to 0.3% for the twelve week period ended March 6, 1999 from 0.9% for the same period in fiscal 1998, due to the overall increase in revenues and a reduction in cash balances available for short-term investment in interest-bearing instruments.

INTEREST EXPENSE. Interest expense as a percentage of total revenues increased to 1.1% for the twelve week period ended March 6, 1999 from 0.0% for the same period in fiscal 1998. The increase is as a result of interest incurred on long-term debt obligations acquired as part of the Coffee People acquisition on May 19, 1998, additional borrowings under its line of credit and bank debt facilities, and the sale-leaseback transaction initiated in November 1998.

INCOME TAXES. The provision for income taxes was $319,000 for the twelve-week period ended March 6, 1999, compared to $343,000 for the same period in fiscal 1998. The effective tax rates of 43.9% for the twelve week period ended March 6, 1999 and 42.9% for the twelve week period ended March 7, 1998, result from federal and state income taxes and nondeductible goodwill amortization.

THIRTY-SIX WEEKS ENDED MARCH 6, 1999 COMPARED TO THIRTY-SIX WEEKS ENDED MARCH 7, 1998

REVENUES. Total revenues increased 57.4% to $40,129,000 for the thirty-six week period ended March 6, 1999, from $25,495,000 for the same period in fiscal 1998. The increase in total revenues was due primarily to an increase in retail sales from company-operated stores, offset by a decrease in wholesale revenue.

Retail sales at company-operated stores increased 225.5% to $22,429,000 for the fiscal 1999 thirty-six week period from $6,891,000 in the fiscal 1998 thirty-six week period. The increase in retail sales was due primarily to sales of $16,563,000 at the Company's Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998.

Wholesale revenue consists primarily of sales of roasted coffee and other products and supplies to franchisees. Wholesale revenue decreased 7.7% to $12,944,000 for the thirty-six weeks ended March 6, 1999 from $14,020,000 for the same thirty-six week period in fiscal 1998. The decrease was primarily due to decreased sales to franchise stores as a result of lower sales volume and a shift from the sale of whole beans to drink sales.

Franchise revenue consists primarily of initial franchise fees and royalties received by the Company on sales made at each franchise location. Franchise revenue increased 3.8% to $4,756,000 for the thirty-six week period ended March 6, 1999 from $4,584,000 for the same thirty-six week period in fiscal 1998. The components of this increase were an increase in franchise and other fees in the amount of $202,000, offset by a reduction of $30,000 in royalty revenue. The increase in franchise fees was primarily from a territory fee in the amount of $150,000 and a Coffee Plantation initial franchise fee in the amount of $50,000. Royalty revenues remained relatively constant at $4,050,000 in 1999 compared to $4,080,000 for the same period in 1998, due primarily to the addition of one Coffee Plantation store and 8 international stores, offset by a decrease of 5 domestic stores.

COSTS AND EXPENSES. Cost of goods sold increased 39.2% to $18,384,000 for the thirty-six weeks ended March 6, 1999, from $13,210,000 in the same period of fiscal 1998, due to increases associated with the increase in retail sales attributed to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998. Cost of goods sold as a percentage of corporate store sales and wholesale revenue decreased to 52.0% in the thirty-six week period ended March 6, 1999, from 63.2% in the thirty-six week period ended March 7, 1998. The decrease was due primarily to a more favorable cost relationship associated with retail sales generated at the Company's Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998.

Store and other operating expenses increased 172.1% to $15,605,000 in the thirty-six week period ended March 6, 1999, from $5,735,000 in the same period of fiscal 1998. The increase was due primarily to store operating expenses attributable to the Coffee People (Oregon) and Coffee Plantation stores acquired on May 19, 1998, increased store operating expenses at Gloria Jean's company-operated stores, and increased franchise administration expenses necessary to support the planned growth in the franchise business. As a percentage of total revenues, store and other operating expenses increased to 38.9% in the fiscal 1999 thirty-six week period from 22.5% in the fiscal 1998 thirty-six week period.

Depreciation and amortization increased 3.9% to $1,152,000 in the thirty-six week period ended March 6, 1999 from $1,109,000 in the thirty-six week period ended March 7, 1998. Depreciation and amortization increased primarily due to an increase in goodwill amortization resulting from the reverse merger with Gloria Jean's. As a percentage of total revenues, depreciation and amortization expense decreased to 2.9% for the thirty-six week period ended March 6, 1999 from 4.3% in the same thirty-six week period of fiscal 1998. The decrease in depreciation was due primarily to the suspension of depreciation at the Gloria Jean's company-operated stores, which are being held for sale to franchisees.

General and administrative expenses increased 43.2% to $3,052,000 in the thirty-six week period ended March 6, 1999 from $2,131,000 in the same period of fiscal 1998 primarily as a result of general and administrative infrastructure acquired as part of the Coffee People acquisition completed in May 1998. Additionally, general and administrative expenses were favorably impacted in 1998 due to a reimbursement from Brothers Gourmet Coffee in the amount of $276,000. As a percentage of total revenues, general and administrative expenses decreased to 7.6% in the fiscal 1999 thirty-six week period compared to 8.4% for the same period in fiscal 1998.

Acquisition and integration expenses amounted to $950,000 in the fiscal 1999 thirty-six week period. This consists of $799,000 in one-time costs associated with integrating Coffee People operations and a portion of costs associated with exiting certain Coffee People activities, including relocating and/or terminating Coffee People's employees at the Portland headquarters and franchising Coffee People (Oregon) and Coffee Plantation retail stores, and $151,000 in expenses relating to the anticipated merger with Diedrich Coffee.

INTEREST AND OTHER INCOME. Interest income as a percentage of total revenues decreased to 0.2% for the thirty-six week period ended March 6, 1999 from 0.8% for the same period in fiscal 1998, due to the overall increase in revenues and a reduction in cash balances available for short-term investment in interest-bearing instruments.

INTEREST EXPENSE. Interest expense as a percentage of total revenues increased to 0.9% for the thirty-six week period ended March 6, 1999 from 0.0% for the same period in fiscal 1998, as a result of interest incurred on long-term debt obligations acquired as part of the Coffee People acquisition on May 19, 1998 and the November 1998 sale-leaseback transaction.

INCOME TAXES. The provision for income taxes was $310,000 for the thirty-six week period ended March 6, 1999, compared to $1,512,000 for the same period in fiscal 1998. The effective tax rates of 43.7% for the thirty six week period ended March 6, 1999 and 43.0% for the thirty six week period ended March 7, 1998, result from federal and state income taxes and nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

As of March 6, 1999, all seven of the Coffee People (Oregon) stores located outside of Oregon that Coffee People had identified for closure or disposition in its quarter ended June 30, 1997 had been closed. Of these stores, three had been sold and their store leases assigned and one store lease had been terminated by agreement. The Company identified eight Gloria Jean's stores for disposal during fiscal year 1997. Five were disposed of during fiscal year 1998 pursuant to lease termination agreements. Of the three remaining Gloria Jean's stores, one was disposed of after June 27, 1998 pursuant to a lease termination agreement and two remain open. The Company continues to make payments on the lease obligations for the three remaining Coffee People stores and for the two remaining Gloria Jean's stores. The Company will continue to make cash outlays for these stores for such items as rent, utilities and insurance until such time as it is able to sell the stores or until it can negotiate satisfactory arrangements with landlords for re-leasing the store premises or for otherwise terminating the leases. Such costs are charged against the accrual for store closures. There can be no assurance that the Company will be successful at selling these stores or in negotiating with landlords for the re-leasing of the store premises or for terminating the leases. If the Company is not successful in these efforts, such cash outlays could continue for an indeterminate period during the term of the store leases. The Company is working with local real estate brokers to market, re-lease or sublease these stores. The lease terms for these stores range from two and one-half to nine years with expiration dates ranging from January 2001 through May 2007. Minimum future rental payments as of March 6, 1999 under the five leases total $1,272,000.

As of March 6, 1999, the Company had $2,773,000 in cash and equivalents.

The Company had working capital of $6,285,000 as of March 6, 1999, as compared to working capital of $5,277,000 at June 27, 1998.

For the thirty-six week period ended March 6, 1999, cash provided by operating activities was $398,000, as compared to cash provided by operating activities of $2,875,000 for the same period in fiscal 1998. Cash provided by operating activities for the thirty-six week period ended March

6, 1999, consisted primarily of net income and depreciation, offset by accrued liabilities, prepaid expenses and a decrease in payable to a related party.

For the thirty-six week periods ended March 6, 1999 and March 7, 1998, net cash used in investing activities was $266,000 and $1,302,000, respectively, primarily as a result of the purchase of property, plant and equipment, offset by proceeds from disposal of equipment.

For the thirty-six week period ended March 6, 1999, the Company had cash used in financing activities of $181,000, primarily as a result of borrowings under long-term debt and a capital lease obligation in the amount of $2,334,000, offset by principal payments on long-term debt in the amount of $2,525,000. For the thirty-six week period ended March 7, 1998, the Company had neither cash used or generated by financing activities.

The Company has a line of credit with one of its primary banks providing for borrowings through August 1, 1999 of up to $500,000. Borrowings bear interest at the rate of 0.5% over the bank's reference rate (7.75% as of March 6, 1999) and are secured by substantially all of Coffee People assets, including accounts receivable, inventories, trade fixtures and equipment. As of March 6, 1999, there were no borrowings outstanding under the line of credit; however, $73,000 of the line was reserved for a letter of credit dated September 1998.

Contemporaneously with the closing of the Merger, Coffee People entered into a loan agreement with The Second Cup Ltd., which provides for a credit facility of up to $4,000,000 over a five year term. The facility expires May 19, 2003. The interest rate for amounts drawn under the line is 11.5%. As of March 6, 1999, there were no borrowings under this agreement.

On November 24, 1998, the Company entered into a sale-leaseback transaction involving equipment at twelve company-operated Gloria Jean's retail stores. The $922,000 proceeds received by the Company from the lease transaction were used to pay down long term debt. The interest rate on the capital lease obligation is 10.5%. The capital lease assets are recorded in property, plant and equipment. At the end of the lease term, the Company has an option to purchase the equipment for the greater of fair market value or 10% of the lessor's original cost, or renew the lease for an additional eight months.

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

The Company has determined that its general accounting system (which includes invoicing, accounts receivable and inventory control) must be upgraded to make the system Year 2000 compliant. The Company estimates that the cost of upgrading the accounting system will be approximately $10,000 and that the upgrade will be completed before the end of the current fiscal year. As of March 6, 1999, the Company had expended approximately $5,000 to remedy this problem.

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

In order to avoid speculation on spot coffee prices, the Company typically undertakes to lock in the cost of a portion of its future coffee purchases by entering into contracts to purchase green coffee over future periods at fixed prices, or at future prices to be determined within one to 12 months from the time of the actual purchase. At March 6, 1999, these purchase commitments totaled approximately $2,930,000 for approximately 2,540,000 pounds of green coffee, at an average contract cost per pound of $1.21. These commitments together with existing inventory represent approximately 80% of the Company's estimated coffee requirements through March 3, 1999. These commitments are not currently favorable to market at March 6, 1999, as the current market price for a pound of green coffee is approximately $1.03 per pound.

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

The Company's principal market risk with respect to its financial debt instruments is to changes in the prime rate charged by major banks in the United States and to other benchmark rates to which interest rates under the Company's loan agreements may be tied. In June 1998, the Company elected to have a portion of its term loan with Bank of America bear interest at 2.25% over the Interbank Offered Rate ("IBOR rate"), an offshore rate used by the Bank that is similar to the London Interbank Offered Rate (LIBOR rate). Under the current arrangement, this rate will be adjusted periodically. On April 9, 1999, the Company elected to have the interest rate on $3,000,000 of its term loan continue to be referenced to IBOR. The rate has been fixed at 7.18% through May 10, 1999. The rate on the remaining balance of $674,500 is 8.25% (0.5% over the bank's prime rate of 7.75% as of March 6, 1999). At March 6, 1999, a 100 basis point increase in the IBOR rate would result in additional interest expense of $30,000 on an annualized basis. A return to the 8.25% floating rate tied to the prime rate (7.75% at March 6, 1998) would have a similar impact on the Company's results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant and a plaintiff in various lawsuits from time to time. No legal proceedings are in progress or pending against the Company which, whether individually or in the aggregate, are material to the Company.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

   EXHIBIT NO. DESCRIPTION

      27       Financial Data Schedule

(b)     Reports on Form 8-K

        Report on Form 8-K dated February 11, 1999, containing the Company's press release dated February 9, 1999, with respect to its acquisition by Diedrich Coffee, and the Letter of Intent, dated February 8, 1999 between Diedrich Coffee, Inc. and Coffee People, Inc.

        Report on Form 8-K dated March 30, 1999, containing the Company's press release dated March 17, 1999, announcing the execution of a Definitive Agreement between Diedrich Coffee, Inc. and Coffee People, Inc., and the Plan of Merger, dated March 16, 1999 between Diedrich Coffee, Inc. and Coffee People, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COFFEE PEOPLE, INC.



/s/ Mark J. Archer                                        Dated: April 19, 1999
-----------------------------------------
Mark J. Archer
Executive Vice President,
Chief Financial Officer and Secretary

Signing on behalf of the registrant and
as principal financial officer